Form 10-K
period 1993-12-31
VULCAN MATERIALS CO
filed 1994-03-30
CIK 103973

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                             OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to

Commission file number 1-4033

                          VULCAN MATERIALS COMPANY
           (Exact name of registrant as specified in its charter)

               New Jersey                             63-0366371
         (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

              One Metroplex Drive, Birmingham, Alabama   35209
            (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code (205) 877-3000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                        which registered
    Common Stock, $1 Par Value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994:

Common Stock, $1 Par Value                       $1,784,219,068.88

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares outstanding
                                                 at February 28, 1994
Common Stock, $1 Par Value                            36,511,033

Documents Incorporated by Reference:

    Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, are incorporated by reference into Parts I, II and IV.

    Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 23, 1994, which will be filed within 120 days of the end of the fiscal year covered by this Report, are incorporated by reference into Part III.


                          VULCAN MATERIALS COMPANY

        CROSS REFERENCE SHEET FOR DOCUMENTS INCORPORATED BY REFERENCE

                                                                    PAGE IN
FORM 10-K         HEADING IN ANNUAL REPORT TO SHAREHOLDERS           ANNUAL
ITEM NO.                FOR YEAR ENDED DECEMBER 31, 1993             REPORT

1.  Business (Financial Results   Segment Financial Data             26-27
      by Business Segments)
                                  Note 11, Segment Data                 51

                                  Note 13, Impairment and Liquidation
                                    of Assets                           51

2.  Properties                    Operations Directory                   9

3.  Legal Proceedings             Note 9, Other Commitments and
                                    Contingent Liabilities           49-51

5.  Market for the Registrant's   Common Stock Market Prices
      Common Equity and Related     and Dividends                       28
      Stockholder Matters

6.  Selected Financial Data       Selected Financial Data               25

7.  Management's Discussion and   Management's Discussion and        29-37
     Analysis of Financial          Analysis
     Condition and Results
     of Operations                Financial Terminology                 53

8.  Financial Statements and      Consolidated Statements of Earnings   40
      Supplementary Data
                                  Consolidated Balance Sheets           41

                                  Consolidated Statements of Cash Flows 42

                                  Consolidated Statements of
                                  Shareholders' Equity                  43

                                  Notes to Financial Statements       44-51

                                  Management's Responsibility for
                                    Financial Reporting and
                                    Internal Control                     52

                                  Independent Auditors' Report           52

                                  Supplementary Information-
                                    Quarterly Financial Data
                                    (Unaudited)                          38

14.  Exhibits, Financial          Management's Discussion and         29-37
     Statement                      Analysis
     Schedules and
     Reports on
     Form 8-K                     Note 13, Impairment and
                                    Liquidation of Assets                51


                                       HEADING IN PROXY STATEMENT
                                   FOR ANNUAL MEETING OF SHAREHOLDERS
                                         TO BE HELD MAY 23, 1994

10.  Directors and Executive      Election of Directors, Nominees for Election
       Officers                     to the Board of Directors, Directors
                                    Continuing in Office

11.  Executive Compensation       Compensation of Directors, Executive
                                    Compensation, Shareholder Return
                                    Performance Presentation, Retirement
                                    Income Plan, Employee Special
                                    Severance Plan

12.  Security Ownership of        Security Owership of Certain Beneficial
       Certain Beneficial Owners    Owners, Security Holdings of Management
       and Management



                          VULCAN MATERIALS COMPANY

                           FORM 10-K ANNUAL REPORT

                     FISCAL YEAR ENDED DECEMBER 31, 1993

                                  CONTENTS

PART     ITEM                                                        PAGE
I        1         Business
         2         Properties
         3         Legal Proceedings
         4         Submission of Matters to a Vote of Security
                     Holders
         4 a.      Executive Officers of the Registrant

II       5         Market for the Registrant's Common Equity and
                     Related Stockholder Matters
         6         Selected Financial Data
         7         Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
         8         Financial Statements and Supplementary Data
         9         Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure

III     10         Directors and Executive Officers of the Registrant
        11         Executive Compensation
        12         Security Ownership of Certain Beneficial Owners
                     and Management
        13         Certain Relationships and Related Transactions

IV      14         Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K

        --         Signatures


                                   PART I

ITEM 1.  BUSINESS

    Vulcan Materials Company and its subsidiaries (together called the "Company") are principally engaged in the production, distribution and sale of construction materials ("Construction Materials") and industrial chemicals ("Chemicals"). Construction Materials and Chemicals may each be considered both a segment (or a line of business) and a class of similar products. The Company believes it is the nation's leading producer of construction aggregates.

    All of the Company's products are marketed under highly competitive conditions, including competition in price, service and product performance. There are a substantial number of competitors in both Construction Materials and Chemicals.

    No material part of the business of either segment of the Company is dependent upon a single customer or upon a few customers, the loss of any one of which would have a materially adverse effect on the segment. The Company's products are sold principally to private industry. Although large amounts of construction materials are used in public works, relatively insignificant sales are made directly to federal, state, county or municipal governments, or agencies thereof.

    The Company estimates that capital expenditures for environmental control facilities for the current fiscal year (1994) and the succeeding fiscal year
(1995) will be approximately $10,301,000 and $11,820,000, respectively. Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by governmental bodies regarding environmental controls, the Company anticipates that future environmental control costs will not have a materially adverse effect upon its business.

    Environmental regulations also have a restrictive effect upon the chemicals industry, both as to production and markets, especially the production of and markets for certain chemicals which are subject to regulation as ozone depleting chemicals. Regulatory developments under current law in the United States ultimately will result in the discontinuance of the production of carbon tetrachloride, which is used to produce chlorofluorocarbons (CFCs), and in the elimination of the market for methyl chloroform for emissive uses. However, the Company's manufacturing flexibility will allow it to manufacture other products without producing carbon tetrachloride and to serve other markets.

    The Clinton Administration, through the United States Environmental Protection Agency ("EPA"), has announced that it would seek authorization from Congress to conduct a study over the next three years which would develop a strategy for substituting, reducing, or prohibiting the use of chlorine and chlorinated compounds. The proposed study is one of several Administration recommendations dealing with the reauthorization of the Clean Water Act. It is uncertain whether legislation dealing with chlorine and chlorinated compounds will be enacted or, if enacted, what the terms of such legislation will be. Accordingly, the impact, if any, of any such legislation on the Company's Chemicals business cannot be predicted at this time.

    The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulty in obtaining the required sources of energy or in obtaining the raw materials which it uses.

    The Company conducts research and development activities for both of its business segments. The Construction Materials research and development laboratory is located near Birmingham, Alabama. The research and development laboratory for Chemicals is located at the Wichita, Kansas, plant site. In general, the Company's research and development effort is directed to applied technological development for the use of its Construction Materials products and for the manufacture or processing of its Chemicals products. The Company spent approximately $5,401,000 in 1991, $5,435,000 in 1992, and $6,073,000 in
1993 on research and development activities for its two business segments.

    In 1993, the Company employed an average of approximately 6,300 people.
As of December 31, 1993, about 22% of the Company's employees were represented by a number of national unions. The Company considers its relationship with its employees and their various representatives to be good.

    Results of any individual quarter are not necessarily indicative of results to be expected for the year, due principally to the effect that weather can have on the sales and production volume of the Construction Materials segment. Normally, the highest sales and earnings of the Construction Materials segment are attained in the third quarter and the lowest are realized in the first quarter.

    In 1987, the Company commenced a joint venture known as the Crescent Market Project (the "Project") with a Mexican partner, Grupo ICA, to supply construction aggregates principally to the United States Gulf Coast from a quarrying operation on the Yucatan Peninsula of Mexico through a wholly-owned subsidiary, Vulcan Gulf Coast Materials, Inc. The construction phase of the Project is now complete. Substantially all shipments from the Yucatan quarry are made by two self-unloading vessels owned by the Project.

CONSTRUCTION MATERIALS

    The Company's construction aggregates business consists of the production and sale of crushed stone, sand, gravel, rock asphalt and crushed slag (a by-product of steel production). Crushed stone constituted approximately 74% of the dollar volume of the Construction Materials segment's 1993 sales. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. They also are widely used as railroad track ballast.

    Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition is generally limited to the areas in relatively close proximity to production facilities. Noteworthy exceptions are the areas along the rivers served by the Company's Reed businesses, which serve markets located along the Mississippi and Tennessee-Tombigbee river systems and the Gulf Coast, areas served by rail-connected quarries, and the areas along the Gulf Coast served by ocean-going vessels that transport stone from the quarrying operation in Mexico. The Company's construction aggregates are sold principally in portions of most of the southeastern states, portions of Texas, northern and central Illinois, northern Indiana, east central Iowa and southern Wisconsin.

    The Company, directly or through joint ventures, operates 128 domestic permanent and portable plants at quarries located in 14 states for the production of crushed limestone and granite with estimated reserves totaling approximately 7.4 billion tons.

    The foregoing estimates of reserves are of recoverable stone of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation. Not included are reserves at the Company's inactive and undeveloped sites.

    In 1993, the Company, directly or through joint ventures, operated 13 sand and gravel plants, five slag plants and individual plants producing rock asphalt, mineral filler, pulverized limestone and fine grind products. Estimates of sand and gravel reserves, made on a basis comparable to the estimates of stone reserves set forth above, total approximately 45 million tons.

    Other Construction Materials products and services include asphaltic concrete, ready-mixed concrete, trucking services, barge transportation, coal handling services, a Mack Truck distributorship, paving construction, dolomitic lime, emulsified asphalt, industrial sand and several other businesses.

    Shipments of all construction aggregates from the Company's domestic operations in 1993 totaled approximately 125 million tons, with crushed stone shipments to customers accounting for 117 million tons.

CHEMICALS

    The principal chemicals produced by the Company at its three chloralkali plants described in Item 2, below, are chlorine, caustic soda (sodium hydroxide), muriatic acid, caustic potash (potassium hydroxide) and chlorinated hydrocarbons. In addition, the Company manufactures and sells anhydrous hydrogen chloride and hydrogen. Chlorine and various hydrocarbons (primarily ethylene and methanol) are used to produce the Company's line of chlorinated hydrocarbons, including carbon tetrachloride, methylene chloride, perchloroethylene, chloroform, methyl chloride, ethylene dichloride, methyl chloroform and pentachlorophenol.

    In October 1993, the Company authorized the construction of two additional plants at the Port Edwards facility. Construction began in February 1994, on a plant which will produce potassium carbonate. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants and other chemicals. Construction has also begun on a sodium hydrosulfide plant at Port Edwards. Sodium hydrosulfide is used in the pulp and paper industry as well as others. The potassium carbonate facility is scheduled to be completed during the fourth quarter of 1994. The sodium hydrosulfide facility is scheduled to be completed by the middle of 1994.

    In January 1994, the Company acquired the business and assets of Peroxidation Systems Inc., which are being operated through a wholly-owned subsidiary named Vulcan Peroxidation Systems Inc. ("Vulcan PSI"). Vulcan PSI provides equipment, chemicals and services to the municipal, industrial and environmental water treatment markets.

    In June 1992, the Company acquired the sodium chlorite business of Olin Corporation ("Olin"). Pursuant to the Acquisition Agreement ("Agreement"), the Company agreed to purchase the total output of the Olin sodium chlorite plant until such time as the Company completed a sodium chlorite plant at its Wichita facility. In February 1994, that plant was completed and, in accordance with the Agreement, the Olin facility will be decommissioned by the middle of 1994.

    During 1993, further progress was made by the Company in its evaluation and development of a possible joint venture to produce soda ash. Definitive capital cost estimates were completed and efforts now are focused on obtaining environmental permits.

    The Company competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company also competes for sales to customers located outside of the United States, with sales to such customers currently accounting for approximately 11% of the Company's chemicals sales.

    Principal markets for the Company's chemical products and services include pulp and paper, energy, food and pharmaceutical, chemical processing, fluorocarbons and water treatment. Chlorine is used by the paper-making industry in pulp and paper bleaching, while caustic soda is used primarily in the kraft and sulfite pulping process. The Company supplies hydrochloric acid, caustic soda beads, caustic potash and fracturing sand to the energy industry for use in oil well stimulation and gas extraction. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. Hydrochloric acid, caustic soda, methylene chloride and caustic potash are used by the food and pharmaceutical industries. The Company's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products ranging from clay-based catalysts to agricultural herbicides. Products sold to this market include hydrochloric acid, caustic soda beads, chlorine and liquid caustic soda. The Company sells carbon tetrachloride, perchloroethylene, chloroform and methyl chloroform to the fluorocarbons market. The Company's chlorine also is used in water and sewage treatment, and its caustic soda and caustic potash are used in the production of soaps and detergents. Sodium chlorite is used as a water disinfection and purification chemical where it has strong positions in both municipal and industrial markets. It also is used as an industrial bleaching agent, in cleaning applications for the electronics industry, as a biocide in the fruit processing industry and in various applications in the oil industry. Vulcan PSI markets equipment, chemicals, and services for the purification and decontamination of water and the control of hydrogen sulfide accumulations in wastewater treatment facilities. Calcium chloride, produced at the Company's Wichita complex, has a multitude of uses including de-icing of roads, dust control, road stabilization and oil well completion.

    The Company's underground reserves of salt, which is a basic raw material in the production of chlorine and caustic soda, are located at or near its Wichita, Kansas, and Geismar, Louisiana, plants. The Company purchases salt for its Port Edwards, Wisconsin, plant. Ethylene and methanol, the other major raw materials used in the Company's Chemicals operations, are purchased from several different suppliers. Sources of salt, ethylene and methanol are believed to be adequate for the Company's operations.

    The Company is subject to the corrective action requirements of the Resource Conservation and Recovery Act ("RCRA"). Under these requirements, the EPA must identify facilities subject to RCRA's hazardous waste permitting provisions where practices in the past have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases described by the EPA. If the RFI results determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require Corrective Measures Implementation ("CMI") by the facility owner - essentially, implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

    The Company expects to incur RFI/CMS costs over the next several years at its Geismar, Port Edwards and Wichita Chemicals manufacturing facilities. For each of these three facilities, the RFI/CMS results will determine whether the EPA subsequently requires CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI/CMS costs that currently can be reasonably estimated, the Company has determined that its accrued reserves are adequate to cover such costs. However, the total costs which ultimately may be incurred by the Company in connection with discharging its obligations under RCRA's corrective action requirements cannot reasonably be estimated at this time.

FINANCIAL RESULTS BY BUSINESS SEGMENTS

    Net sales, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 1993, are reported on page 51 (Note 11 of the Notes to Financial Statements) and on pages 26 and 27 (under the caption "Segment Financial Data") in the Company's 1993 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 2.  PROPERTIES

CONSTRUCTION MATERIALS

    The Company's current estimate of approximately 7.4 billion tons of stone reserves is approximately 150 million tons less than the estimate reported at the end of 1992. Although increases in the Company's reserves have resulted from the acquisition of quarry sites in Tennessee and Texas, these increases have been more than offset by 1993 production tonnage and revisions in mining plans. Management believes that the quantities of reserves at the Company's stone quarries are sufficient to result in an average quarry life of more than 65 years at present operating levels.

    The locations of the Company's domestic stone quarries are shown on page 9 of the Company's 1993 Annual Report to Shareholders, which page is incorporated herein by reference. Of the 128 domestic stone quarries which the Company operates directly or through joint ventures, 37 are located on owned land, 23 are on land owned in part and leased in part, and 68 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 1994 to 2085. Most of the Company's leases have options to extend them well beyond their current terms.

    Due to transportation costs, the marketing areas for most quarries in the construction aggregates industry are limited, often consisting of a single metropolitan area or one or more counties or portions thereof. The following table itemizes the Company's 10 largest active stone quarries in terms of the quantity of stone reserves, with nearby major metropolitan areas shown in parentheses:

                                                                Estimated
                                                                Years of Life       Nature of
                                                                At Average          Interest
                                                                Rate Of             And Lease
Location                                    Product             Production*         Expiration Date**
McCook (Chicago), Illinois                  Limestone           98                  Owned

Paducah, Kentucky                           Limestone           50                  Leased        ***

Grayson (Atlanta), Georgia                  Granite             Over 100            Owned

Gray Court (Greenville), South Carolina     Granite             Over 100            Owned

Warrenton, Virginia (Washington, D. C.)     Diabase             Over 100            Leased        ***

Kennesaw (Atlanta), Georgia                 Granite             75                  75% Owned
                                                                                    25% Leased   2013

Skippers, Virginia                          Granite             Over 100            Leased       2016

Stafford, Virginia                          Granite             Over 100            Owned

Lawrenceville (Norfolk/Virginia             Granite             89                  25% Owned
   Beach), Virginia                                                                 75% Leased   2014

Dalton, Georgia                             Limestone           Over 100            Leased       2085


* Estimated years of life of stone reserves are based on the average annual rate of production for the most recent three-year period, except for reserves acquired or reactivated during that period, in which case the estimated years of life are based on a shorter period. Revisions may be necessitated by such occurrences as changes in zoning laws governing quarry properties, changes in stone specifications required by major customers and passage of government regulations applicable to quarry operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.

**  Renewable through date shown.

*** Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky, quarry are owned.

    The locations of the 13 sand and gravel operations which the Company operates directly or through joint ventures are shown on page 9 of the Company's 1993 Annual Report to Shareholders, which page is incorporated herein by reference. The estimated average life of these operations, calculated in the same manner as in the chart set out above, is approximately 9 years. Approximately 52% of the Company's estimated 45 million tons of sand and gravel reserves are located on owned land, with the remaining 48% located on leased land.

CHEMICALS

    Facilities for the production of chemicals are owned and operated by the Company at Wichita, Kansas; Geismar, Louisiana; and Port Edwards, Wisconsin. Vulcan PSI leases its headquarters in Tucson, Arizona, as well as eleven offices in nine other states and one in Langen, Germany. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured in the Company's Chemicals business. The Port Edwards plant produces chlorine, caustic soda, muriatic acid and caustic potash.

    All of the plant facilities at Wichita are located on a 1,396-acre tract of land owned by the Company. The facilities are situated approximately 10 miles southwest of Wichita. Mineral rights for salt are held by the Company under two leases that are automatically renewable from year to year unless terminated by the Company and under several other leases which may be kept in effect so long as production from the underlying properties is continued. The Company operates an electric power cogeneration facility at the Wichita plant site which generates approximately one-third of the plant's electricity and two-thirds of its process steam requirements. In addition, the Company owns 160 acres of water reserves and 320 acres of salt reserves.

    The facilities at Geismar, Louisiana, are located on a 1,126-acre tract of land owned by the Company. Included in the facilities at the Geismar plant is an electric power cogeneration facility owned by the Company which supplies substantially all of the electricity and process steam required by the plant. Mineral rights for salt are held under a long-term lease expiring in 1997 with an option to renew for an additional 10 years.

    The plant facilities at Port Edwards, Wisconsin, are located on a 25-acre tract of land, the surface rights to which are owned by the Company. Currently, the Company purchases its salt requirements for the Port Edwards facility from regional sources of supply.

    The Company's Chemicals facilities are designed to permit a high degree of flexibility as to feedstocks, product mix and by-product ratios; therefore, actual plant production capacities vary according to these factors.
Management does not believe, however, that there is material excess in production capacity at the Company's Chemicals facilities.

OTHER PROPERTIES

    The Company's corporate offices are located in an office complex near Birmingham, Alabama. Headquarters staff of the Chemicals and Southern divisions, and of Vulcan Gulf Coast Materials, Inc., also are located in this complex. The space is occupied pursuant to a lease which runs through December 31, 1998. The Company has the option of extending this lease for two five-year periods. The Company's space in this complex is leased at an approximate annual rental, as of December 31, 1993, of $1,131,000, which is subject to limited escalation.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not adversely affect the consolidated financial statements of the Company to a material extent.

    In the course of its Construction Materials and Chemicals operations, the Company is subject to occasional governmental proceedings and orders pertaining to occupational health and safety and protection of the environment, such as proceedings or orders relating to noise abatement, air emissions or water discharges. As part of its continuing program of environmental stewardship, however, the Company has been able to resolve such proceedings and to comply with such orders without any materially adverse effect on its business.

    In May 1985, the Company received a letter from the United States Environmental Protection Agency ("EPA") regarding remedial actions at a chemical waste disposal site located in Ascension Parish, Louisiana. Records indicate that the Company generated a portion of the waste placed at the site and the EPA has deemed the Company a potentially responsible party ("PRP") with respect to the site under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). On September 30, 1988, the EPA issued a Unilateral Administrative Order ("UAO") to the Company and other respondents. This UAO purported to require the respondents to clean up the site in accordance with a remedial plan developed by EPA's contractor. On February 5, 1991, following a review and revision process by the EPA, the EPA issued a revised UAO which included its final remedial plan. This revised UAO named the same respondents, including the Company, that were named in the EPA's initial UAO. In a letter dated April 9, 1991, the Company and three other companies that also generated waste placed at the site gave notice to the EPA that the signatory companies intend to comply with all lawful terms and conditions of the revised UAO.

    In December 1988, the Company and other PRPs received a letter from the EPA demanding reimbursement for approximately $1,540,000 in past costs and administrative expenses incurred by the EPA in connection with the foregoing matter. Effective June 8, 1992, the Company and other PRPs entered into a Site Participation Agreement ("Agreement") allocating among the parties those costs which are anticipated to be incurred or which might be incurred in connection with the remediation activity at the site and those costs which may be recovered by the EPA or other agencies in connection with their past response work or oversight work at the site. Moreover, in June 1992, the EPA orally informed the Company and other PRPs that it would seek to recover its response and oversight costs incurred to date, and toward that end has made a supplemental Information Request, pursuant to Section 104(e) of CERCLA, seeking information to support such recovery of costs. The Company responded to the supplemental Information Request on July 14, 1992. The demand by EPA for recovery of costs includes the amount previously demanded from the Company and the other parties in December 1988.

    Cleanup of the site will take an extended period, but the majority of the costs likely will be incurred in the first three years after commencement of site work, which began in late 1992. It is estimated that the parties, including the Company, to the aforementioned Agreement will incur a total cost of $34,700,000 to perform the work required by EPA's final remedial plan and payment of the EPA's past costs.

    The Company has reviewed this cost estimate and the information currently available to the Company relative to EPA's most recent request for recovery of its costs. On the basis of this review and the information currently available, the Company has determined that its accrued reserve should be adequate to cover its allocated share of currently anticipated site remediation costs and those response and oversight costs which may be recovered by the EPA. The Company will continue to review relevant cost information as it becomes available, particularly information relative to the EPA's request for recovery of its costs. The Company has begun to make payments from its accrued reserve pursuant to the Agreement.

    In June 1986 and December 1989, lawsuits were filed in Louisiana federal and state courts by over 100 people who live in the vicinity of the above-described waste disposal site and who claimed damages for mental anguish, personal injuries and/or diminution in property value as a result of alleged releases from said site. These suits named as defendants the owners and operators of the site and 17 chemical companies, including the Company, alleged to have contributed some part of the waste at the site. The lawsuits were consolidated into a single action in the United States District Court for the Middle District of Louisiana. All claims in the consolidated action subsequently either were dismissed or settled prior to trial, except that the heirs of a deceased plaintiff have reserved the right later to file a wrongful death action.

    The Company has received a letter dated August 2, 1991, from the State of New Jersey Department of Environmental Protection and Energy ("NJDEPE") concerning a site located in Newark, New Jersey, which the Company previously owned and upon which the Company operated a chemicals production facility from the early 1960s until 1974. The NJDEPE's letter contends that hazardous substances and pollutants contaminate the site and that a Remedial Investigation/Feasibility Study ("RI/FS") is required in order to determine the nature and extent of such contamination and to develop a remedial action plan with respect thereto.

    The Company has conducted a preliminary investigation with respect to this matter and the merits of the NJDEPE's contentions. Based upon its preliminary investigation and review, in a September 18, 1991, letter to the NJDEPE, the Company questioned the factual and legal bases for the NJDEPE's contention that the Company should bear some responsibility for remediating the site and asked the NJDEPE to reconsider its tentative position and decide that the Company should not be a responsible party at this site.

    On November 11, 1991, the Company received from the NJDEPE "a Directive and Notice to Insurers" (the "Directive"). It is not clear that the Directive was intended to be directly responsive to the factual and legal assertions made by the Company in its letter to the NJDEPE dated September 18, 1991. In this Directive, nevertheless, the NJDEPE purports to direct the Company to pay within thirty (30) days to the NJDEPE $1,000,000 to be used by the NJDEPE to conduct an RI/FS at the site. The NJDEPE also asserts that it may have the right to cause a lien to be placed against the real and personal property of the Company to secure the payment of any such amounts. If the Company fails to comply with the Directive, and it is later determined that the Company did not have sufficient grounds for such non-compliance, the Company could be subject to liability in an amount equal to three times the cost of the work performed by the NJDEPE and statutory penalties in an amount not to exceed $50,000 per day. Although the NJDEPE has not withdrawn its Directive, the NJDEPE has informally agreed that it will not need to enforce its Directive as long as the Company participates in the RI/FS for this site.

    On August 20, 1993, two other allegedly responsible parties, Safety-Kleen Environsystems Company and Bristol-Meyers Squibb Company (collectively, the "Respondents"), entered into an Administrative Consent Order ("ACO") issued by the NJDEPE concerning the site. The ACO contains certain findings of fact by the NJDEPE and enforceable provisions governing the conduct by the Respondents of an RI/FS for the site and remedial actions, if any, resulting therefrom.

    Under a separate agreement with Respondents and certain successors, the Company will share in the cost of the RI/FS. The Respondents estimate a cost of $250,000 to complete the RI. The cost of the FS depends upon the results of the RI.

    Depending, in turn, upon the results of the RI/FS, it is possible that the NJDEPE will require site remediation under the ACO. In that event, it is also possible that the Respondents or the NJDEPE will assert that the Company should bear some responsibility in connection with such remediation. At this time, however, it is impossible to predict the ultimate outcome of this matter.

    The Company received a letter dated October 21, 1991, from Chevron USA, Inc. ("Chevron"), in which Chevron contends that hazardous substances and pollutants contaminate a site owned by Chevron and located in Woodbridge Township, Middlesex County, New Jersey. The Company sold the site to Chevron in 1958 and owned and operated a detinning facility adjacent to the Chevron site until 1964. Chevron has advised the Company that, in response to the identification of the site as a former solid waste management unit and pursuant to the corrective action provisions of the Resource Conservation and Recovery Act ("RCRA"), Chevron is investigating the feasibility of corrective action and is seeking assistance from parties who may have been responsible for some or all of the contamination at the site.

    The Company and other allegedly responsible parties who received similar correspondence from Chevron and who previously owned or operated facilities on or adjacent to the site have had meetings with Chevron to discuss the status of the site. The parties have received information from Chevron relative to the contamination of the site, but have not verified this information by independent sampling. Given the information available to the Company regarding this site, the extent to which the Company's former operations may have contributed to contamination at the site cannot now be established or confirmed. For these reasons, it is impossible at this time for the Company to predict the outcome of this matter or the existence or extent of any liability of the Company with respect to this matter.

    On January 3, 1992, the Company received a General Notice Letter from the EPA regarding alleged releases or threatened releases of hazardous substances at a hazardous waste treatment, storage and disposal site in Greer, South Carolina, which was operated by Aqua-Tech Environmental, Inc., a South Carolina corporation. The EPA's letter advised that the Company may be considered a PRP under Section 107(a) of CERCLA. The Company confirmed that in 1987 it sent cylinders containing titanium tetrachloride to the site for disposal. On April 20, 1992, the Company became a party to a PRP Agreement whereby the signatories thereto agreed to cooperate in responding as a PRP group to the EPA.

    On April 24, 1992, the EPA issued a UAO to many of the PRPs, including the Company, directing that a removal action with respect to hazardous wastes on-site be undertaken by them. The UAO covers only the removal action; the EPA is considering whether to place the site on the National Priorities List for remediation purposes. On May 1, 1992, the Steering Committee of the PRP group notified the EPA of the intent of the participating PRPs to undertake the removal work required by the UAO. Work at the site began on May 4, 1992.

    To date, 179 PRPs have agreed to participate in the removal action and to share the costs of the removal action according to a series of interim allocations. The PRP group's consultant has estimated the cost of the removal action to be $14,000,000. Interim allocations raising this amount have been made among the PRP group. The Company has paid over $116,000 pursuant to these interim allocations. The only identified waste of the Company which remained at the site and required removal was one container which cost $355 to remove and dispose of. Because the Company already has paid more than its share of removal costs, the Company has withdrawn from further participation in the removal action as a member of the PRP group.

    It is impossible at this time to estimate whether the Company will recoup amounts previously paid for the removal action. Additional costs for the assessment and remediation of any contamination at the site have not been estimated. Moreover, the extent to which the site is contaminated and the extent to which the wastes the Company sent to the site may have contributed to any such contamination have not been estimated or confirmed. However, the Company does not believe that its potential share of any costs related to the site will adversely affect the consolidated financial statements of the Company to a material extent.

    On October 23, 1992, the Company received a letter from the EPA pursuant to Section 104(e) of CERCLA requesting information regarding waste generated by the Company and disposed at a sanitary landfill in Muskego, Wisconsin, which is operated by Waste Management of Wisconsin ("Muskego Landfill"). The Company responded to this request by stating that it had no knowledge of the generation of any solid waste by the Company's former aluminum recycling facility in Oak Creek, Wisconsin, which would have been disposed of in the Muskego Landfill. Nevertheless, the Company received on January 14, 1993, a UAO pursuant to Section 106(a) of CERCLA directing that the Company and 45 other respondents/PRPs perform remedial design and remedial action work with respect to the Muskego Landfill, which has been placed on the National Priorities List by the EPA for cleanup of the release of hazardous substances.

    The Company and other PRPs have formed a PRP Group to respond to the UAO and to formulate allocations for Waste Management's past response costs, totaling approximately $5,600,000, a remedial design study for the first phase of remediation, costing approximately $470,000, and first phase remedial work, costing an estimated $10,500,000. The Company has paid $4,800 toward administrative costs for the PRP Group and $6,000 for its share of the remedial design study. The Company's potential share of the ultimate cleanup cost cannot be determined precisely at this time, and the Company is engaged in negotiations as a member of the PRP Group with regard to a lump-sum payment in settlement of the Company's share of the costs relating to the first phase of remediation. However, the Company does not believe that its share of the costs for the first phase will exceed $20,000. Moreover, the Company does not believe that its potential share of such costs or of any additional costs for the second phase of remediation involving groundwater will adversely affect the consolidated financial statements of the Company to a material extent.

    During the spring of 1992, representatives of the EPA conducted certain inspections of the Company's chemicals manufacturing plant in Geismar, Louisiana. Subsequent to completing those inspections, on March 18, 1993, a Complaint, Compliance Order, and Notice of Opportunity for Hearing (the "Multimedia Complaint and Order") was issued to the Company by the EPA. In the Multimedia Complaint and Order, the EPA makes certain findings of fact and law, and based upon such findings, alleges multiple count violations of RCRA, CERCLA and the Clean Air Act, for which violations EPA seeks civil penalties in the total amount of $298,650. The Multimedia Complaint and Order also purports to impose upon the Company a civil compliance order requiring the Company to implement certain actions pertaining to hazardous wastes stored for longer than a year and to implement a tracking plan for plant wastes to ensure accurate determination, identification and labeling of hazardous and nonhazardous wastes generated and stored in containers at the plant. On April 30, 1993, the Company filed its Answer to Complaint and Compliance Order and Request for Hearing (the "Answer") with the EPA, including a request for an adjudicatory hearing as provided in the Multimedia Complaint and Order on all factual and legal issues raised by the Company in its Answer. Subsequent to the filing of its Answer, the Company and EPA have been engaged in negotiations regarding the settlement of this matter, which negotiations remain on-going.

    On March 9, 1994, the Company received a letter from the EPA concerning alleged releases or threatened releases of hazardous substances at the Jack's Creek/Sitkin Smelting Superfund Site located in Mifflin County, Pennsylvania, near the town of Maitland. The Sitkin Smelting Company operated a secondary smelting facility at the site from 1958 until declaring bankruptcy in 1977. The EPA's letter states that the Company may be considered a PRP pursuant to
Section 107(a) of CERCLA. The EPA advised that it may order some or all of the PRPs to undertake response actions at the site and that PRPs may also be liable for costs the EPA incurs or has incurred in responding to any releases or threatened releases at the site. The EPA has already undertaken certain response actions at the site, and has completed an RI/FS.

    The Company is among the 880 PRPs that EPA has identified as having sold and shipped a total of approximately 307 million pounds of material to the business operated on the site. The EPA's documents indicate that the Company's shipments occurred between 1972 and 1977, totalled approximately 1.8 million pounds, and represent .84% of the total weight of the materials sent to this smelting facility. These shipments consisted primarily of sales of brass and metal parts which the Company believes were co-products of its former metals operation.

    The Company is currently conducting an investigation of this matter and anticipates participating in a meeting of PRPs who may form a steering committee to negotiate on behalf of all the PRPs the apportionment of the response costs with the EPA. The Company's share, if any, of past and future response costs associated with the site will be the subject of on-going discussions with other PRPs and the EPA. However, based on the limited information currently available to it, the Company does not believe that its ultimate share of such costs will adversely affect the consolidated financial statements of the Company to a material extent.

    As reported in the Company's Form 8-K Current Report dated June 12, 1992, an antidumping petition was filed on May 20, 1992, with the International Trade Commission ("ITC"), by two stone producers and a distributor in southeast Texas alleging that a U.S. industry was being injured by imports of crushed limestone from Mexico. The companies involved in the Crescent Market Project quarry and crush limestone from Mexico's Yucatan Peninsula for sale along the U.S. Gulf Coast. On June 29, 1992, the ITC, in a 5-0 vote (with one commissioner not participating), determined that a U.S. industry was not being injured by the importation of crushed limestone from Mexico. This ruling was appealed to the United States Court of International Trade ("CIT") where the determination of the ITC was sustained and the action was dismissed. The judgment of the CIT has now been appealed to the United States Court of Appeals for the Federal Circuit. Oral argument occurred on February 9, 1994, and a decision is now pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of 1993 to the Company's security holders through the solicitation of proxies or otherwise.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, positions and dates of birth of the executive officers (as defined in 17 CFR 240.3b-7) of the Company are as follows:
                                                                       Birth
     Name                       Position                               Date

Herbert A. Sklenar      Chairman, Chief Executive Officer
                          and Director                                6/07/31

William J. Grayson, Jr.  Executive Vice President,
                        Construction Materials                       10/16/30

R. Morrieson Lord       Senior Vice President, Human Resources       11/02/30

Richard K. Carnwath     Vice President, Planning and Development      7/13/48

William F. Denson, III  Vice President-Law and Secretary              8/01/43

Daniel F. Sansone       Vice President-Finance and Treasurer          8/04/52

E. Starke Sydnor        Assistant General Counsel                    11/30/43

Peter J. Clemens, III   Senior Vice President, West
                        - Construction Materials Group               12/17/43

Harold D. Lambert       Senior Vice President -
                          Construction Materials Group                5/15/28

Robert L. Mayville      Senior Vice President, Business Development
                          and Operations Services -
                          Construction Materials Group               10/03/34

Guy K. Mitchell, Jr.    Senior Vice President, East -
                          Construction Materials Group               12/08/48

Guy M. Badgett, III     President, Southeast Division                 4/28/48

Michael J. Ferris       President, Chemicals Division                10/20/44

William L. Glusac       President, Southwest Division                 8/07/50

Donald M. James         President, Southern Division                  1/20/49

Daniel J. Leemon        President, Midsouth Division                  5/14/38

Thomas R. Ransdell      President, Vulcan Gulf Coast Materials, Inc.  6/25/42

James W. Smack          President, Mideast Division                   4/01/43

Christopher G. White    President, Midwest Division                   5/16/40

    The principal occupations of the executive officers during the past five years have been set forth below:

    Herbert A. Sklenar was elected President and Chief Executive Officer in May 1986. He was elected to his present position in May 1992.

    William J. Grayson, Jr., was elected Executive Vice President, Construction Materials Group, in February 1987.

    R. Morrieson Lord was elected Senior Vice President, Human Resources, in April 1979.

    Richard K. Carnwath was elected Vice President, Planning and Development, in July 1985.

    William F. Denson, III, was elected Secretary in April 1981 and continues to serve in that capacity. He served as Assistant General Counsel from May 1988 until May 1992, when he was appointed Vice President and Assistant General Counsel. He was elected to his present position as Vice President-Law effective January 1, 1994.

    Daniel F. Sansone joined the Company as Controller in January 1988 and was promoted to Vice President and Controller in May 1991. He was elected to his present position as Vice President-Finance and Treasurer effective January 1, 1994.

    E. Starke Sydnor became Assistant General Counsel in May 1988 and was elected a corporate officer in May 1992.

    Peter J. Clemens, III, served as Senior Vice President, Finance, from October 1983 until January 1, 1994, when he became Senior Vice President-West, Construction Materials Group.

    Harold D. Lambert served as President, Midsouth Division, from January 1970 until July 1993. He was appointed to his present position as Senior Vice President, Construction Materials Group effective August 1, 1993.

    Robert L. Mayville was appointed President, Mideast Division, in September 1985. In May 1991, he was appointed Senior Vice President, Business Development and Operations Services-Construction Materials Group.

    Guy K. Mitchell, Jr., served as Vice President, North Carolina, Mideast Division, until July 1989, when he was appointed President, Chattanooga Division. In May 1991, he was appointed Senior Vice President-East, Construction Materials Group.

    Guy M. Badgett, III, served as Vice President, Midsouth Division, until April 1991, when he was appointed Executive Vice President. He was appointed to his present position as President, Southeast Division, in July 1992.

    Michael J. Ferris was appointed President, Chemicals Division, in May 1987.

    William L. Glusac served as Vice President, East Tennessee and Kentucky, Midsouth Division, until March 1990, when he was appointed Executive Vice President, Southwest Division. In April 1991, he was appointed President, Southwest Division.

    Donald M. James joined the Company as Senior Vice President and General Counsel in December 1992 and was appointed to his present position as President, Southern Division, effective January 1, 1994. He was a partner with the Birmingham law firm of Bradley, Arant, Rose and White prior to joining the Company.

    Daniel J. Leemon was appointed President, Midwest Division, in 1984, and assumed the additional position of Chairman, Southwest Division, in December 1989. He was promoted to Senior Vice President-West, Construction Materials Group, in May 1991. He served in this position through July 1993, and was appointed to his present position as President, Midsouth Division, effective August 1, 1993.

    Thomas R. Ransdell was elected President of Vulcan Gulf Coast Materials, Inc., in 1987.

    James W. Smack served as Vice President-Virginia, Mideast Division, until May 1991, when he was appointed President, Mideast Division.

    Christopher G. White served as Vice President, Operations, Midwest Division, until he was appointed Executive Vice President of that Division in 1990. He served in the latter position until he was appointed President, Midwest Division, in May 1991.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

    "Common Stock Market Prices and Dividends" on page 28 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" on page 25 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis" on pages 29 through 37 and "Financial Terminology" on page 53 of the Company's 1993 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following information relative to this item is included in the Company's 1993 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

                                                            Page

Financial Statements and Notes                             40-51

Management's Responsibility for Financial Reporting
  and Internal Control                                        52

Independent Auditors' Report                                  52

Supplementary Information-Quarterly Financial Data
(Unaudited)                                                   38

    With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6, 7 and 14, the Company's 1993 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

    No information is required to be included in this report pursuant to Item 304 of Regulation S-K which requires disclosure of certain information if the registrant has changed accountants under specified circumstances.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Within 120 days of the close of the Company's fiscal year on December 31, 1993, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "1994 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 1994 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is also made to the information provided in Part I, Item 4a, of this Annual Report on Form 10-K. No information is required to be included in this report pursuant to Item 405 of Regulation S-K which requires disclosure of certain information concerning compliance with Section 16(b) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the headings "Compensation of Directors," "Executive Compensation," "Shareholder Return Performance Presentation," "Retirement Income Plan" and "Employee Special Severance Plan" included in the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Holdings of Management" included in the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    No information is required to be included in this report pursuant to Item 404 of Regulation S-K, which requires disclosure of certain information with respect to certain relationships or related transactions of the directors and management.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

    (a) (1) FINANCIAL STATEMENTS

    The following financial statements are included in the Company's 1993 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

                                                            Page

    Consolidated Statements of Earnings                       40

    Consolidated Balance Sheets                               41

    Consolidated Statements of Cash Flows                     42

    Consolidated Statements of Shareholders' Equity           43

    Notes to Financial Statements                          44-51

    Management's Responsibility for Financial Reporting
      and Internal Control                                    52

    Independent Auditors' Report                              52

    Supplementary Information-Quarterly Financial
      Data (Unaudited)                                        38

    (a) (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedules for the years ended December 31, 1993, 1992 and 1991 are included in Part IV (see Exhibits 99.1 through 99.5) of this report on the indicated pages:

    Schedule VI         Property, Plant and Equipment

    Schedule VII        Allowance for Depreciation, Depletion and
                          Amortization

    Schedule IX         Valuation and Qualifying Accounts and
                          Reserves

    Schedule X          Short-Term Borrowings

    Schedule XI         Supplementary Income Statement
                          Information

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

    Financial statements (and summarized financial information) of 50% or less owned entities accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.

    (a) (3) EXHIBITS

    The exhibits required by Item 601 of Regulation S-K and indicated below,
other than Exhibits (11) and (12) which are on pages       and        of this
report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission and the New York Stock Exchange. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon payment of the costs of copying and transmitting the same.

    (3)(a) Certificate of Incorporation (Restated 1988) of the Company.
Exhibit 3(a) to the Company's 1988 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).

    (3)(b) By-laws of the Company, as restated February 2, 1990, and as last amended February 12, 1993. Exhibit (3)(b) to the Company's 1992 Form 10-K Annual Report is incorporated herein by reference.

    (4) Exhibits 1 and 4 to the Form S-3 filed with the Securities and Exchange Commission by the Company on May 2, 1991, and registering $200,000,000 in debt securities is incorporated herein by reference. Form 8-K Report filed with the Securities and Exchange Commission by the Company on May 14, 1991, is incorporated herein by reference. The Company hereby agrees to furnish the Securities and Exchange Commission, upon request, all instruments defining the rights of holders of its other long-term debt or that of any of its consolidated subsidiaries.

    (10)(a) The Management Incentive Plan of the Company, as last amended and restated. Exhibit 10(a) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).

    (10)(b) The 1981 Long-Range Performance Share Plan of the Company, as last amended and restated. Exhibit 10(b) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).

    (10)(c) The 1991 Long-Range Performance Share Plan of the Company. Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991 ("1991 Proxy Statement"), is incorporated herein by reference (File No. 1-4033).

    (10)(d) The Plan for Directors Emeriti and Other Eligible Directors, as last amended and restated. Exhibit 10(c) to the Company's 1990 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).

    (10)(e) The Unfunded Supplemental Benefit Plan for Salaried Employees.
Exhibit 10(d) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).

    (10)(f) The Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as last amended and restated on December 8, 1992. Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 20, 1993 is incorporated herein by reference.

    (10)(g) The 1983 Long-Term Incentive Plan, as last amended and restated.
Exhibit 10(f) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).

    (10)(h) The Stock Plan for Nonemployee Directors. Exhibit B to the Company's 1991 Proxy Statement is incorporated herein by reference (File No. 1-4033).

    (10)(i) The Employee Special Severance Plan of the Company. Exhibit 10(g) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).

    (11) Computation of Earnings Per Share for the five years ended
December 31, 1993.  (page      of this report)

    (12) Computation of Ratio of Earnings to Fixed Charges for the five years
ended December 31, 1993.  (page      of this report)

    (13) The Company's 1993 Annual Report to Shareholders. (pages 29 through 95 of the bound exhibits)

    (21) List of the Company's subsidiaries as of December 31, 1993. (page 96 of the bound exhibits)

    (24) Powers of Attorney for all directors whose names are signed to this Annual Report on Form 10-K pursuant to such Powers of Attorney. (pages 97 through 106 of the bound exhibits)

    Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1993, will be filed as one or more amendments to this Form 10-K on or before June 29, 1994, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

    (b) REPORTS ON FORM 8-K

    On November 16, 1993, the Company filed a Form 8-K Report with the Securities and Exchange Commission with respect to the projected segment earnings for 1994.


                        INDEPENDENT AUDITORS' REPORT

Vulcan Materials Company:

    We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies as of December 31, 1993, 1992 and 1991, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended, and have issued our report thereon dated February 4, 1994; such financial statements and report are included in your 1993 Annual Report to the Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Vulcan Materials Company and its subsidiary companies, listed in
Item 14. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits. In our opinion, such supplemental schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.


/s/ Deloitte & Touche

Birmingham, Alabama
February 4, 1994

                                 SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VULCAN MATERIALS COMPANY
                                    (Registrant)



March 29, 1994                   By /s/  H. A. Sklenar
    Date                                 H. A. Sklenar
                                         Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                         Title                            Date

/s/ H. A. Sklenar            Chairman, Chief Executive        March 29, 1994
H. A. Sklenar                Officer and Director
                             (Principal Executive Officer)

/s/ D. F. Sansone            Vice President-Finance           March 29, 1994
D. F. Sansone                and Treasurer
                             (Principal Financial Officer and
                              Principal Accounting Officer)

The following directors:

Marion H. Antonini           Director

Livio D. DeSimone            Director

John K. Greene               Director

Richard H. Leet              Director

Douglas J. McGregor          Director

Ann D. McLaughlin            Director

James V. Napier              Director

Donald B. Rice               Director

Orin R. Smith                Director


By /s/ William F. Denson, III                                 March 29, 1994
   William F. Denson, III
   Attorney-in-Fact for
   each of the nine
   directors listed above