Form 10-Q
period 1994-03-31
VULCAN MATERIALS CO
filed 1994-05-10
CIK 103973

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Shares outstanding
             Class                                          at April 30, 1994
Common Stock, $1 Par Value                                       36,511,033



                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                        QUARTER ENDED MARCH 31, 1994


                                  Contents


                                                                       Page No.
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets . . . . . . . .    1
                   Condensed Consolidated Statements of Earnings . . . .    2
                   Condensed Consolidated Statements of Cash Flows . . .    3
                   Notes to Condensed Consolidated Financial Statements.    4
                   Exhibit 11 - Computation of Earnings Per Share. . . .    9
                   Exhibit 12 - Computation of Ratio of Earnings
                      to Fixed Charges . . . . . . . . . . . . . . . . .   10

        Item 2.  Management's Discussion and Analysis of Results
                      of Operations and Financial Condition. . . . . . .   11

PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  19


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                     PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS*
                                         (Amounts in thousands)

                                                                March 31,  December 31,  March 31,
                     Assets                                          1994        1993         1993
    Current assets
      Cash and cash equivalents...............................$         2  $   13,996  $       678
      Accounts and notes receivable, less allowance for
        doubtful accounts: Mar. 31, 1994, $7,447; Dec. 31,
        1993, $7,284; Mar. 31, 1993, $7,752...................    149,028     150,404      143,263
      Inventories:
        Finished products.....................................     82,964      75,954       87,456
        Raw materials.........................................      5,553       3,856        4,187
        Products in process...................................      1,271         965        1,074
        Operating supplies and other..........................     24,706      24,242       28,422
             Total inventories................................    114,494     105,017      121,139
      Current portion of deferred taxes.......................     26,053      26,898       25,293
      Prepaid expenses........................................     10,367       6,298        9,568
             Total current assets.............................    299,944     302,613      299,941
    Investments and long-term receivables.....................     56,688      56,505       50,210
    Property, plant and equipment, at cost less accumulated
      depreciation, depletion and amortization: Mar. 31,
      1994, $1,060,169; Dec. 31, 1993, $1,040,220; Mar. 31,
      1993, $981,437..........................................    658,633     657,785      662,640
    Deferred charges and other assets.........................     64,804      61,648       65,215
             Total............................................$ 1,080,069  $1,078,551  $ 1,078,006


                   Liabilities and Shareholders' Equity

    Current liabilities
      Current maturities of long-term obligations.............$     1,745  $    1,741  $       869
      Notes payable...........................................      7,457           -            -
      Other current liabilities...............................    143,300     139,074      139,434
             Total current liabilities........................    152,502     140,815      140,303
    Long-term obligations.....................................    101,956     102,035      107,122
    Deferred income taxes.....................................     75,121      74,193       71,886
    Other noncurrent liabilities(Note 3)......................     57,323      58,545       72,176
    Other commitments and contingent liabilities (Note 3)...
    Shareholders' equity......................................    693,167     702,963      686,519
             Total............................................$ 1,080,069  $1,078,551  $ 1,078,006

    *Balance sheets as of March 31 are unaudited.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.


                 VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Amounts and shares in thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31*
                                                             1994           1993
    Net sales...........................................$ 216,893     $  214,123
    Cost of goods sold..................................  195,883        184,429
    Gross profit on sales...............................   21,010         29,694
    Selling, administrative and general expenses........   27,841         27,325
    Other operating costs...............................    1,338          1,099
    Other income, net...................................    2,695            377
    Earnings (loss) before interest expense
      and income taxes..................................   (5,474)         1,647
    Interest expense....................................    2,210          2,394
    Loss before income taxes............................   (7,684)          (747)
    Provision for income taxes..........................   (2,458)          (221)
    Net loss............................................$  (5,226)    $     (526)

    Primary and fully diluted loss per
      share of common stock.............................   ($0.14)        ($0.01)

    Average common and common equivalent
      shares outstanding**..............................   36,718         37,412

    Cash dividends per share of common stock............    $0.33         $0.315

    Depreciation, depletion and amortization
      deducted above....................................  $26,834        $24,958

    Effective tax rate..................................     32.0%          29.6%

    *   Unaudited

    ** Primary and fully diluted loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents represent the number of shares contingently issuable under a long-range performance share plan. Refer to
          Exhibit 11 for computation.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.


                    VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts in thousands)

                                                                    Three Months Ended
                                                                         March 31*
                                                                     1994        1993
    Operations
    Net loss....................................................$  (5,226)  $    (526)
    Adjustments to reconcile net loss to net cash
      provided by continuing operations:
        Depreciation, depletion and amortization................   26,834      24,958
        Increase in assets before effects of
          business acquisitions.................................   (8,630)     (9,833)
        Increase in liabilities before effects of
          business acquisitions.................................    2,168       7,803
        Other, net..............................................      939         597
           Net cash provided by continuing operations...........   16,085      22,999
    Net cash used for discontinued operations...................     (139)       (159)
           Net cash provided by operations......................   15,946      22,840

    Investing Activities
    Purchases of property, plant and equipment..................  (23,475)    (22,870)
    Payment for business acquisitions (net of acquired cash)....        -      (1,431)
    Proceeds from sale of property, plant and equipment.........    3,031         650
    Investment in nonconsolidated companies.....................     (328)       (728)
    Withdrawal of earnings from nonconsolidated companies.......        -           1
           Net cash used for investing activities...............  (20,772)    (24,378)

    Financing Activities
    Net borrowings - commercial paper and bank lines of credit..    7,400           -
    Payment of short-term debt..................................     (164)       (383)
    Payment of long-term debt...................................   (4,357)          -
    Purchases of common stock...................................        -      (1,355)
    Dividends paid..............................................  (12,047)    (11,715)
           Net cash used for financing activities...............   (9,168)    (13,453)

    Net decrease in cash and cash equivalents...................  (13,994)    (14,991)
    Cash and cash equivalents at beginning of year..............   13,996      15,669
    Cash and cash equivalents at end of period..................$       2   $     678

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest (net of amount capitalized)..................$     423   $     735
          Income taxes..........................................      815       1,405

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
        Liabilities assumed in business acquisition.............    5,761           -
        Fair value of stock issued in business acquisition......    7,476           -

    *Unaudited

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.

              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

    The accompanying condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's latest annual report on Form 10-K. The reporting of segment data required by Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, is confined to complete financial statements as provided in the Company's Form 10-K and annual report to shareholders.

2.  Effective Tax Rate

    In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

3.  Contingent Liabilities

    As indicated in the Notes to Financial Statements in the Company's 1993 Annual Report, the Company received a letter from the United States Environmental Protection Agency ("EPA") in May 1985 regarding remedial actions at a chemical waste site in Ascension Parish, Louisiana. Records indicate that the Company generated a portion of the waste placed at the site, and the Company therefore has been deemed by the EPA to be a potentially responsible party ("PRP") with respect to the site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

    On February 5, 1991, the EPA issued a unilateral administrative order ("UAO") which directs the named respondents, including the Company and other PRPs, to clean up the site. In a letter dated April 9, 1991, the Company, along with three other PRPs named in the UAO, gave notice to the EPA that they intend to comply with all lawful terms and conditions of the UAO.

    In December 1988, the Company and other PRPs received a letter from the EPA demanding reimbursement for approximately $1,540,000 in past costs and administrative expenses incurred by the EPA in connection with the foregoing matter. Effective June 8, 1992, the Company and other PRPs entered into a Site Participation Agreement ("Agreement") allocating among the parties those costs which are anticipated to be incurred or which might be incurred in connection with the remediation activity at the site and those costs which may be recovered by the EPA or other agencies in connection with their past response work or oversight work at the site. Moreover, in June, 1992, the EPA orally informed the Company and other PRPs that it would seek to recover its response and oversight costs incurred to date, and toward that end has made a supplemental Information Request, pursuant to Section 104(e) of CERCLA, seeking information to support such recovery of costs. The Company responded to the Information Request on July 14, 1992. The demand by EPA for recovery of costs includes the amount previously demanded from the Company and the other PRPs in December 1988.

    Cleanup of the site will take an extended period of time. Commencement of cleanup work at the site began in late 1992, and the majority of the costs likely will be incurred in the first three years. The engineering consultants and contractors engaged by the Company and other PRPs have estimated a total cost of $34,700,000 to complete the work required by EPA's final remedial plan.

    The Company has reviewed the cost estimates and information currently available relative to EPA's most recent request for recovery of its costs. On the basis of this review, the Company has determined that its accrued reserve is adequate to cover its allocated share of currently anticipated site remediation costs and those response and oversight costs which may be recovered by the EPA. The Company will continue to review relevant cost information as it becomes available, particularly information relative to the EPA's request for recovery of its costs. The Company has begun to make payments from its accrued reserve pursuant to the Agreement.

    The Company has been identified by government authorities and certain private parties as potentially responsible for cleanup costs at various other sites, including sites formerly owned and operated by the Company. The operations of the Company also continue to be affected by the compliance requirements of various laws, regulations, administrative orders and permits relating to protection of the environment. Although future costs of cleanup at other sites and the future costs of environmental compliance may be significant, the Company does not believe that these matters and the aforementioned potential share of cleanup costs for the Ascension Parish site will adversely affect the consolidated financial statements of the Company to a material extent.

    The Company's consolidated balance sheets include accrued environmental cleanup costs for the Chemicals segment of $16,925,000 as of March 31, 1994, $19,100,000 as of December 31, 1993 and
    $24,572,000 as of March 31, 1993. These amounts include noncurrent liabilities of $3,796,000, $5,701,000 and $17,458,000, respectively.

    An antidumping petition was filed on May 20, 1992, with the International Trade Commission ("ITC"), by two stone producers and a stone distributor in southwest Texas alleging that a U.S. industry was being injured by imports of crushed limestone from Mexico. The companies involved in the Crescent Market Project quarry and crush limestone from Mexico's Yucatan Peninsula for sale along the U.S. Gulf Coast. On June 29, 1992, the ITC, in a 5-0 vote (with one commissioner not participating), determined that there was no reasonable indication that an industry in the United States was materially injured or threatened with material injury by the importation of crushed limestone from Mexico. This ruling was appealed to the United States Court of International Trade ("CIT"), where the determination of the ITC was sustained and the action dismissed. The judgment of the CIT was then appealed to the United States Court of Appeals for the Federal Circuit, where oral argument was heard in February 1994. No decision has been rendered on the appeal.


                                 EXHIBIT 11
                      COMPUTATION OF EARNINGS PER SHARE
          (Amounts and shares in thousands, except per share data)

                                                          Three Months Ended
                                                               March 31
                                                            1994       1993
    Primary and fully diluted loss:

      Average common shares outstanding ..............      36,491     37,202

      Common share equivalents:

         Performance share plan ......................         227        210

              Total shares.............................     36,718     37,412



    Net loss...........................................   $ (5,226)   $  (526)

    Primary and fully diluted loss
      per share of common stock........................   $  (0.14)   $ (0.01)


                                                EXHIBIT 12
                           VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                         (Amounts in thousands)

                                                               For the Years Ended December 31
                                                         1993      1992      1991      1990      1989
    Fixed charges:
      Interest expense before
        capitalization credits.......................$ 10,187  $ 10,441  $ 11,336  $  9,349  $  6,873
      Amortization of financing costs................     115       116        75        44        42
      One-third of rental expense....................   7,375     8,711     4,815     5,678     3,979
        Total fixed charges..........................$ 17,677  $ 19,268  $ 16,226  $ 15,071  $ 10,894

    Net earnings from continuing
      operations ....................................$ 88,229  $ 90,980  $ 52,580  $120,278  $133,420
    Provision for income taxes.......................  36,993    39,746    20,867    58,951    67,943
    Fixed charges....................................  17,677    19,268    16,226    15,071    10,894
      Capitalized interest credits...................  (1,016)     (673)     (131)   (1,591)     (756)
    Amortization of capitalized interest.............     882       792       840       705       603
    Earnings from continuing operations
      before income taxes as adjusted................$142,765  $150,113  $ 90,382  $193,414  $212,104

    Ratio of earnings to fixed charges...............     8.1       7.8       5.6      12.8      19.5

                                            For the Three Months
                                            Ended March 31, 1994
    Fixed charges:
     Interest expense before
        capitalization credits.......................$  2,252
     Amortization of financing costs.................      29
     One-third of rental expense.....................   1,615
                 Total fixed charges.................$  3,896


    Net loss.........................................$ (5,226)
    Provision for income taxes........................ (2,458)
    Fixed charges.....................................  3,896
    Capitalized interest credits......................    (42)
    Amortization of capitalized interest..............    226
    Loss before income taxes
     as adjusted.....................................$ (3,604)

    Ratio of loss to fixed charges....................   (0.9)

    Note: Since 1987, the Company has guaranteed a portion of certain debts of two of the entities through which it participates in the Crescent Market Project. During this time, the Company has been a slightly less than 50% owner of one of these entities, and in January 1990 reduced its ownership position to slightly less than 50% in the other entity. The fixed charges associated associated with such guaranties (under which the Company has not been required to make any payments) for the three months ended
    March 31, 1994, were $629,000 and for the one-year periods ended December 31, 1993, 1992, 1991, 1990, and 1989 were $2,731,000, $3,583,000,
    $3,525,000, $2,535,000, and $1,406,000, respectively.  These amounts have not been included in the computation of the ratios of earnings to fixed charges presented above.


Item 2.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition


                              GENERAL COMMENTS


Seasonality of the Company's Business

Results of any individual quarter are not necessarily indicative of results to be expected for the year due principally to the effect that weather can have on the sales and production volume of the Construction Materials segment. Normally, the highest sales and earnings of the Construction Materials segment are attained in the third quarter and the lowest are realized in the first quarter when sales and earnings are substantially below the levels realized in all subsequent quarters of the year.

Basis of Determining Sales Volume and Price Variances

Sales volume variances are calculated by multiplying the period-to-period change in sales units by the prior period's unit sales prices. Sales price variances are calculated by multiplying the period-to-period change in unit sales prices by the current period's sales units. To the extent that products and market areas are combined for these computations, the resultant "volume" and "price" variances may each be affected by period-to-period changes in the "mix" of product and market area sales.

Segment Sales and Earnings

Segment sales and earnings have been determined on the same basis as used in prior Form 10-Q reports. Segment earnings are earnings before interest expense and income taxes and after allocation of corporate expenses and income, other than "interest income, etc.," (principally interest income earned on cash items and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services. Allocations are based primarily on one or a combination of the following factors: average gross investment, average equity and sales.

                            RESULTS OF OPERATIONS

                CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
           FIRST QUARTER 1994 AS COMPARED WITH FIRST QUARTER 1993


Sales for the first quarter were $216.9 million, up slightly from last year's total of $214.1 million. The segment detail of that increase is as follows:

                                                First Quarter Sales
                                                                     Increase
                                       1994            1993         (Decrease)
       Construction Materials         $133.5          $121.4           $12.1
       Chemicals                        83.4            92.7           (9.3)
       Total                          $216.9          $214.1           $ 2.8


Construction Materials sales for the first quarter were 10% higher than last year's level. The increase reflects stronger demand in most crushed stone markets as well as improved unit selling prices. Shipments of crushed stone and average selling prices in the quarter increased slightly more than 7% and 5%, respectively, from last year's level. Chemicals sales declined 10% from the corresponding 1993 amount. The average price of caustic soda in the first quarter was down 65% from a year ago. The negative impact of this factor on sales revenue exceeded the total sales decline, which was mitigated by improved prices for chlorine and certain chlorinated products.

Cost of goods sold in the first quarter of 1994 increased 6% from the 1993 level due primarily to higher Construction Materials sales volume. As a percent of sales, cost of goods sold was 90.3% for the first quarter of 1994, up from 86.1% for the same period last year. The higher percentage reflects the effect of net lower sales prices in the Chemicals segment.

Other income, net of other charges, improved from comparable 1993 levels, reflecting higher gains on sales of assets and improved results from joint ventures.

The loss before interest expense and income taxes was $5.5 million as compared to earnings of $1.6 million in the same period last year. The segment detail of this result is shown in the following summary:

                                   First Quarter Earnings Before
                                 Interest Expense and Income Taxes

                                                                      Increase
                                       1994            1993          (Decrease)
       Construction Materials         $(1.4)          $(7.6)           $  6.2
       Chemicals                       (4.2)            9.1             (13.3)
          Segment earnings *           (5.6)            1.5              (7.1)
       Interest income, etc.             .1              .1                 -
          Total                       $(5.5)          $ 1.6            $( 7.1)

           * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services.


Higher stone volume and prices were the primary contributors to the improved result in the Construction Materials segment. The Chemicals segment decline principally reflects net lower prices and a less favorable product mix.

The provision for income taxes for the current quarter was a credit of $2.5 million, as compared with last year's first quarter credit of $221,000. The variance primarily reflects the decline in pretax earnings. The effective tax rate for the quarter was 32.0%, up from 29.6% for the same quarter in 1993.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". There was no material impact from adoption.

The net loss for the first quarter totaled $5.2 million, or 14 cents per share. In the first quarter of 1993 the Company recorded a loss of $526,000, or 1 cent per share.

On April 22, 1994, H. A. Sklenar, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

    "Needless to say, we're very glad to have the first quarter behind us. We're optimistic that we'll see more favorable year-to-year comparisons in subsequent quarters. After recording weather-depressed results early in the first quarter, our Construction Materials business achieved very strong shipments and earnings in March. Prospects continue to look good for improved shipments in most of our markets. Consequently, we expect to report a significant increase in Construction Materials earnings for the year.

    "As for Chemicals, current market conditions indicate that the supply/demand balance for caustic soda may be improving. This causes us to think we may have hit the bottom of the caustic cycle and will see some improvement in caustic pricing as the year moves on. Nonetheless, we still expect to report a substantial decline in Chemicals earnings for the year."


                       LIQUIDITY AND CAPITAL RESOURCES

           CONDENSED CONSOLIDATED BALANCE SHEETS - MARCH 31, 1994
            AS COMPARED WITH DECEMBER 31, 1993 AND MARCH 31, 1993

                                     AND

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMPARISONS FOR THE YEAR TO DATE AS OF
                      MARCH 31, 1994 AND MARCH 31, 1993



Working Capital

Working capital, exclusive of debt and cash items, totaled $159.8 million at March 31, 1994, up 6% from the 1993 year-end amount of $150.9 million. Inventories increased due primarily to seasonal build-ups in the Construction Materials segment. Working capital at March 31, 1994 decreased 2% from the same date last year.

As of March 31, 1993, working capital, exclusive of debt and cash items, totaled $162.9 million, up 4% from the 1992 year-end amount of $156.6 million. Inventories were up due primarily to seasonal build-ups in the Construction Materials segment and the impact of lower sales in both segments.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.0 as of March 31, 1994. This was down slightly from a 2.1 ratio at both year-end 1993 and March 31, 1993.

Cash Flows

Net cash provided by continuing operations totaled $16.1 million in the first quarter of 1994, down from the $23.0 million generated in the same period last year. The decline reflects the impact of a higher loss for the quarter as well as a smaller increase in current liabilities. Cash used for investing activities totaled $20.8 million, as compared with $24.4 million in last year's first quarter. Cash used for financing activities amounted to $9.2 million, down from the $13.5 million used in the first quarter last year, because of higher net borrowings.

On February 11, 1994, the Board of Directors authorized a quarterly dividend of 33 cents per common share. The new dividend represents a 5% (1 1/2 cents per share) increase over quarterly dividends paid in 1993.

Cash and cash equivalents decreased $14.0 million in the first quarter of 1994 as compared with a decrease of $15.0 million in the same period last year.

Property Additions

Property additions in the first quarter totaled $29.1 million, up from the 1993 level of $24.5 million. This increase reflects principally the acquisition of the assets of Peroxidation Systems, Inc. by the Chemicals segment. This business is being operated under the name of Vulcan Peroxidation Systems, Inc. (VPSI). Headquartered in Tucson, Arizona, VPSI provides equipment, chemicals and services to the municipal, industrial and environmental water treatment markets.

Short-Term Borrowings

Short-term borrowings as of March 31, 1994 consisted of notes payable to banks totaling $7.5 million. There were no short-term borrowings as of December 31, 1993 and March 31, 1993.

Long-Term Obligations

As of March 31, 1994, long-term obligations were 11.0% of long-term capital and 14.7% of shareholder's equity; the corresponding 1993 percentages were 11.4% and 15.6%, respectively.

Common Stock Transactions

There were no share purchases made pursuant to the Company's common stock purchase program in the first quarter of 1994. First quarter 1993 purchases were 27,564 shares of stock at a total cost of $1.4 million. This was equal to an average price of $49.16 per share. Purchases of common stock are made pursuant to a purchase plan initially authorized by the board of directors in 1985 and increased in subsequent years. The number of shares remaining under the current purchase authorization was 1,074,672 as of March 31, 1994.


                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits furnished in accordance with Item 601 of Regulation S-K and included in Part I:

              Exhibit 11 - Computation of Earnings per Share
              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

      (b)  Reports on Form 8-K

           The Company filed reports on Form 8-K on January 25, 1994 and March 31, 1994.



                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VULCAN MATERIALS COMPANY



Date   May 10, 1994                 /s/ D. F. Sansone
                                    D. F. Sansone
                                    Vice President, Finance