Form 10-K/A
period 1993-12-31
VULCAN MATERIALS CO
filed 1994-06-28
CIK 103973

Form 10-K/A

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                          Amendment No. 1
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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



                        AMENDMENT NO. 1

     As permitted by Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its Annual Report for the fiscal year ended December 31, 1993, on Form 10-K to add thereto the consents of its independent certified accountant and the following items, financial statements, exhibits or other portions of said Annual Report as set forth in the pages attached hereto:

          (a) Financial statements required by Form 11-K with respect to the Vulcan Materials Company Thrift Plan for Salaried Employees for the fiscal year ended December 31, 1993, filed as Exhibit 25(a) to the aforesaid Annual Report.

          (b) Financial statements required by Form 11-K with respect to the Vulcan Materials Company Construction Materials Divisions Hourly Employees Savings Plan for the fiscal year ended December 31, 1993, filed as Exhibit 25(b) to the aforesaid Annual Report.

          (c) Financial statements required by Form 11-K with respect to the Vulcan Materials Company Chemicals Division Hourly
     Employees Savings Plan for the fiscal year ended December 31, 1993, filed as Exhibit 25(c) to the aforesaid Annual Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                          VULCAN MATERIALS COMPANY
                                  (Registrant)

                          By        /s/ Daniel F. Sansone
                                    Daniel F. Sansone
                                    Vice President, Finance and Treasurer
DATE:     June 28, 1994

         (This document consists of      sequentially
      numbered pages; an index appears on Page 2 hereof.)


                                    INDEX

     The following Exhibits to the Vulcan Materials Company Annual Report (Form 10-K) for the fiscal year ended December 31, 1993, are set forth herein, at the pages indicated:

     Exhibit 25(a):                                            Tab 1
     Financial statements required by Form 11-K with          pp. 3-
     respect to the Vulcan Materials Company Thrift Plan for Salaried Employees for the fiscal year ended
     December 31, 1993, and the independent certified accountant's consent with respect thereto.


     Exhibit 25(b):                                            Tab 2
     Financial statements required by Form 11-K with         pp.    -
     respect to the Vulcan Materials Company Construction
     Materials Divisions Hourly Employees Savings Plan for the fiscal year ended December 31, 1993, and the independent certified accountant's consent with respect thereto.


     Exhibit 25(c):                                            Tab 3
     Financial statements required by Form 11-K with         pp.    -
     respect to the Vulcan Materials Company Chemicals
     Division Hourly Employees Savings Plan for the fiscal year ended December 31, 1993, and the independent certified accountant's consent with respect thereto.