Form 10-Q
period 1994-06-30
VULCAN MATERIALS CO
filed 1994-08-15
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1994

                                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number  1-4033

                          VULCAN MATERIALS COMPANY

           (Exact name of registrant as specified in its charter)

           New Jersey                                           63-0366371
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 One Metroplex Drive, Birmingham, Alabama        35209
                (Address of principal executive offices)    (Zip Code)

          Registrant's telephone number including area code   (205) 877-3000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares outstanding
           Class                                         at July 31, 1994
Common Stock, $1 Par Value                                   36,532,689



                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1994


                                  Contents



                                                                   Page No.
PART I      FINANCIAL INFORMATION

    Item 1. Financial Statements
               Condensed Consolidated Balance Sheets. . . . . . . .
               Condensed Consolidated Statements of Earnings. . . .
               Condensed Consolidated Statements of Cash Flows. . . Notes to Condensed Consolidated Financial Statements
               Exhibit 11 - Computation of Earnings Per Share . . .
               Exhibit 12 - Computation of Ratio of Earnings
                  to Fixed Charges. . . . . . . . . . . . . . . . .

    Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Condition . . . . . .


PART II     OTHER INFORMATION

    Item 5. Other Information . . . . . . . . . . . . . . . . . . .
               Exhibit 1 - Press release dated August 1, 1994 . . .

    Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .


                                                 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANY
                                             CONDENSED CONSOLIDATED BALANCE SHEETS*
                                                     (Amounts in thousands)

                                                                 June 30,    Dec. 31,     June 30,
                               Assets                                1994        1993         1993
    Current assets
      Cash and cash equivalents...............................$    19,932  $   13,996  $     3,602
      Accounts and notes receivable, less allowance for
        doubtful accounts: June 30, 1994, $7,594; Dec. 31,
        1993, $7,284; June 30, 1993, $8,957...................    198,409     150,404      192,090
      Inventories:
        Finished products.....................................     77,786      75,954       86,737
        Raw materials.........................................      5,487       3,856        4,924
        Products in process...................................      1,318         965          905
        Operating supplies and other..........................     25,546      24,242       27,475
             Total inventories................................    110,137     105,017      120,041
      Deferred income taxes...................................     26,142      26,898       25,648
      Prepaid expenses........................................     19,213       6,298       17,222
             Total current assets.............................    373,833     302,613      358,603
    Investments and long-term receivables.....................     56,641      56,505       55,986
    Property, plant and equipment, at cost less accumulated
      depreciation, depletion and amortization: June 30,
      1994, $1,080,037; Dec. 31, 1993, $1,040,220; June 30,
      1993, $1,002,694........................................    660,063     657,785      661,681
    Deferred charges and other assets.........................     64,482      61,648       67,922
             Total............................................$ 1,155,019  $1,078,551  $ 1,144,192


               Liabilities and Shareholders' Equity

    Current liabilities
      Current maturities of long-term obligations.............$     4,749  $    1,741  $       821
      Notes payable...........................................     45,233           -       59,777
      Other current liabilities...............................    159,395     139,074      152,610
             Total current liabilities........................    209,377     140,815      213,208
    Long-term obligations.....................................     97,698     102,035      106,771
    Deferred income taxes.....................................     76,454      74,193       71,792
    Other noncurrent liabilities (Note 3).....................     55,647      58,545       67,524
    Other commitments and contingent liabilities (Note 3).....
    Shareholders' equity......................................    715,843     702,963      684,897
             Total............................................$ 1,155,019  $1,078,551  $ 1,144,192

    * Balance sheets as of June 30 are unaudited.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.

                     VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts and shares in thousands, except per share data)

                                                          Three Months Ended          Six Months Ended
                                                                June 30*                   June 30*
                                                             1994         1993         1994         1993
    Net sales...........................................$ 326,704    $ 305,940    $ 543,597    $ 520,063
    Cost of goods sold................................... 249,355      231,867      445,238      416,296
    Gross profit on sales................................  77,349       74,073       98,359      103,767
    Selling, administrative and general expenses.........  28,631       26,995       56,472       54,320
    Other operating costs................................   1,199        1,003        2,537        2,102
    Other income, net....................................   4,170          679        6,865        1,056
    Earnings before interest
      expense and income taxes...........................  51,689       46,754       46,215       48,401
    Interest expense.....................................   2,205        2,490        4,415        4,884
    Earnings before income taxes.........................  49,484       44,264       41,800       43,517
    Provision for income taxes...........................  15,750       12,623       13,292       12,402
    Net earnings .......................................$  33,734    $  31,641    $  28,508    $  31,115

    Primary and fully diluted earnings per
      share of common stock..............................   $0.92        $0.84        $0.78        $0.83

    Average common and common equivalent
      shares outstanding**...............................  36,771       37,220       36,743       37,315

    Cash dividends per share of common stock.............   $0.33       $0.315    $    0.66    $    0.63

    Depreciation, depletion and amortization
      deducted above..................................... $25,802      $25,288      $52,636      $50,246

    Effective tax rate...................................    31.8%        28.5%        31.8%        28.5%

    * Unaudited

    ** Primary and fully diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents represent the number of shares contingently issuable under a long-range performance share plan. Refer to Exhibit 11 for computation.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.


                   VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)

                                                                    Six Months Ended
                                                                         June 30*
                                                                     1994        1993
    Operations
    Net earnings ...............................................$  28,508   $  31,115
    Adjustments to reconcile net earnings to net cash
      provided by continuing operations:
        Depreciation, depletion and amortization................   52,636      50,246
        Increase in assets before effects of
          business acquisitions.................................  (62,589)    (65,573)
        Increase in liabilities before effects of
          business acquisitions.................................   17,890      16,387
        Other, net..............................................    1,744      (1,433)
           Net cash provided by continuing operations...........   38,189      30,742
    Net cash used for discontinued operations...................     (415)       (429)
           Net cash provided by operations......................   37,774      30,313

    Investing Activities
    Purchases of property, plant and equipment..................  (51,109)    (47,498)
    Payment for business acquisitions (net of acquired cash)....        -      (1,443)
    Proceeds from sale of property, plant and equipment.........    5,131       1,648
    Investment in nonconsolidated companies.....................   (1,159)     (6,847)
    Withdrawal of earnings from nonconsolidated companies.......        -           1
           Net cash used for investing activities...............  (47,137)    (54,139)

    Financing Activities
    Net borrowings - commercial paper and bank lines of credit..   45,233      59,777
    Payment of short-term debt..................................   (1,459)       (753)
    Payment of long-term debt...................................   (4,374)        (30)
    Purchases of common stock...................................        -     (23,871)
    Dividends paid..............................................  (24,101)    (23,364)
           Net cash provided by financing activities............   15,299      11,759

    Net increase (decrease) in cash and cash equivalents........    5,936     (12,067)
    Cash and cash equivalents at beginning of year..............   13,996      15,669
    Cash and cash equivalents at end of period..................$  19,932   $   3,602

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest (net of amount capitalized)..................$   4,283   $   4,811
          Income taxes..........................................    3,597      10,298

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
        Liabilities assumed in business acquisition.............$   5,761   $       -
        Fair value of stock issued in business acquisition......    7,476           -

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

3. Contingent Liabilities

   On March 9, 1994, the Company received a letter from the EPA concerning alleged releases or threatened releases of hazardous substances at the Jack's Creek/Sitkin Smelting Superfund Site located in Mifflin County, Pennsylvania, near the town of Maitland. The Sitkin Smelting Company operated a secondary smelting facility at the site from 1958 until declaring bankruptcy in 1977. The EPA's letter states that the Company may be considered a potentially responsible party ("PRP") pursuant to
   Section 107(a) of CERCLA. The EPA advised that it may order some or all of the PRPs to undertake response actions at the site and that PRPs may also be liable for costs the EPA incurs or has incurred in responding to any releases or threatened releases at the site. The EPA has already undertaken certain response actions at the site, and has completed a remedial investigation and feasibility study ("RI/FS").

   The Company is among the 880 PRPs that EPA has initially identified as having sold and shipped a total of approximately 307 million pounds of material alleged to contain hazardous substances to the business operated on the site. The EPA's documents indicate that the Company's shipments occurred between 1972 and 1977, totalled approximately 1.8 million pounds, and represent 0.63% of the total weight of the materials sent to this smelting facility. These shipments consisted primarily of sales of brass and other nonferrous metal parts and materials with valuable metal content which the Company believes were co-products of its former metals operation.

   The EPA has designated the Company as one of 73 de maximus PRPs at the site. The EPA considers the remaining PRPs de minimis or de micromis parties. EPA has stated its intention to negotiate a cash payment settlement with the approximately 450 de minimis parties. EPA has classified another 325 entities as de micromis parties who EPA does not intend to pursue because of their alleged small contribution to the volume of material shipped to the site. Although the record of decision ("ROD") for the site is not expected to be issued until 1995, the EPA currently advocates a remedy for the site which has been estimated to cost $56.2 million. Based on the total volume of materials sent to the site and considering the fact that certain PRPs are considered "orphans" because these PRPs are in bankruptcies, have otherwise ceased business operations, or cannot be located, the EPA has preliminarily advocated a reallocation of percentages among the remaining and viable parties which would result in a percentage attributed to the Company of 0.86% of the total of materials sent to the site.

   In addition to the EPA's assertions that the Company and other PRPs are responsible for response costs related to the remediation of the site, the Department of Interior (DOI) has asserted a natural resources damages claim which it indicates it would be willing to settle for a total payment of approximately $2.2 million, the cost of which would be allocated among the PRPs. To date, the State natural resource trustees have not asserted claims arising from impacts on State-protected natural resources. Similarly, the Pennsylvania Department of Environmental Resources ("DER") has allegedly incurred costs of investigation and response at this site, but DER has not yet asserted a claim for recovery of such costs.

   The Company and twenty-three (23) other PRPs have signed a PRP Organization Agreement to respond to the claims of the EPA and DOI and to negotiate an allocation of response costs related to the site. The Company's share, if any, of past and future response costs associated with the site will be the subject of on-going discussions with other PRPs, the EPA, the DOI and potentially also the DER and State natural resource trustees. Based on the limited information currently available to it, the Company does not believe that its ultimate share of such costs will adversely affect the consolidated financial statements of the Company to a material extent.

   The Company's consolidated balance sheets include accrued environmental cleanup costs for the Chemicals segment of $13,514,000 as of June 30, 1994, $19,100,000 as of December 31, 1993 and $22,311,000 as of June 30, 1993.
   These amounts include noncurrent liabilities of $529,000, $5,701,000 and $15,239,000, respectively.

4. Subsequent Events

   On August 1, 1994, the assets and business of Callaway Chemical Company were acquired from Exxon Chemical Company. In a related transaction, the assets and business of Comcor Chemicals Limited were acquired from Exxon Corporation's affiliated Canadian company, Imperial Oil Limited. Callaway Chemical Company will operate under its current name as a wholly-owned subsidiary of Vulcan. The Comcor business will become Callaway Chemicals Limited, a wholly-owned Canadian subsidiary of Vulcan. The two businesses will be integrated and managed as a single unit.

   The Company paid cash for the assets acquired. The purchase price paid for all assets, including net working capital, was approximately $84 million. Funds for the purchase price were obtained by the Company through issuance and sale of short-term notes.

   During the three-year period 1991 through 1993, the acquired businesses reported unaudited average annual revenues of $92 million and unaudited pretax operating income of $7.9 million. During the same period, earnings before interest, taxes and depreciation ("EBITD") averaged $10.6 million. These results do not purport to be indicative of results of operations which may be obtained in the future.

   Callaway Chemical, headquartered in Columbus, Georgia, is a leading supplier of process aids for the pulp and paper, water treating and textile industries. Comcor, based in Vancouver, British Columbia, manufactures and supplies pulp and paper process aids principally in Canada. The two businesses employ approximately 300 people.

                                                    EXHIBIT 11
                                        COMPUTATION OF EARNINGS PER SHARE
                             (Amounts and shares in thousands, except per share data)

                                                           Three Months Ended              Six Months Ended
                                                                June 30                         June 30
                                                           1994            1993            1994            1993
    Primary and fully diluted earnings:

      Average common shares outstanding..........        36,521          36,985          36,505          37,092

      Common share equivalents:

        Performance share plan...................           250             235             238             223

              Total shares.......................        36,771          37,220          36,743          37,315

    Net earnings................................. $      33,734   $      31,641   $      28,508   $      31,115

    Primary and fully diluted earnings per
        share of common stock:................... $        0.92   $        0.84   $        0.78   $        0.83



                                                 EXHIBIT 12
                              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                           (Amounts in thousands)

                                                                     For the Years Ended December 31
                                                              1993      1992      1991      1990      1989
    Fixed charges:
      Interest expense before
        capitalization credits          ..................$ 10,187  $ 10,441  $ 11,336  $  9,349  $  6,873
      Amortization of financing costs   ...................    115       116        75        44        42
      One-third of rental expense       ...................  7,375     8,711     4,815     5,678     3,979
        Total fixed charges             ..................$ 17,677  $ 19,268  $ 16,226  $ 15,071  $ 10,894

    Net earnings from continuing
      operations                        ..................$ 88,229  $ 90,980  $ 52,580  $120,278  $133,420
    Provision for income taxes          ................... 36,993    39,746    20,867    58,951    67,943
    Fixed charges                       ................... 17,677    19,268    16,226    15,071    10,894
    Capitalized interest credits        ................... (1,016)     (673)     (131)   (1,591)     (756)
    Amortization of capitalized interest...................    882       792       840       705       603
    Earnings from continuing operations
      before income taxes as adjusted   ..................$142,765  $150,113  $ 90,382  $193,414  $212,104

    Ratio of earnings to fixed charges  ...................    8.1       7.8       5.6      12.8      19.5

                                                For the Six Months
                                               Ended June 30, 1994
    Fixed charges:
     Interest expense before
        capitalization credits          ..................$  4,797
     Amortization of financing costs    ...................     57
     One-third of rental expense        ...................  3,979
                 Total fixed charges    ..................$  8,833


    Net earnings                        ..................$ 28,508
    Provision for income taxes          ................... 13,292
    Fixed charges                       ...................  8,833
    Capitalized interest credits        ...................   (382)
    Amortization of capitalized interest...................    452
    Earnings before income taxes
     as adjusted                        ..................$ 50,703

    Ratio of earnings to fixed charges  ...................    5.7

    NOTE: Since 1987, the Company has guaranteed a portion of certain debts of two of the entities through which it participates in the Crescent Market Project. In addition, since February 1994, the Company has guaranteed a portion of certain debt of a third entity. The fixed charges associated with such guaranties (under which the Company has not been required to make any payments) for the six months ended
       June 30, 1994, were $1,267,000 and for the one-year periods ended December 31, 1993, 1992, 1991, 1990, and 1989 were $2,731,000,
       $3,583,000, $3,525,000, $2,535,000 and $1,406,000, respectively.
       Because the Company's ownership interests in the Crescent Market Project are accounted for by the equity method, these amounts have not been included in the computation of the ratios of earnings to fixed charges presented above.



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

                            RESULTS OF OPERATIONS

                CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
          SECOND QUARTER 1994 AS COMPARED WITH SECOND QUARTER 1993


Sales in the second quarter were $326.7 million, up 7% from 1993's second quarter. The segment detail of that increase is as follows (amounts in millions):

                                           Second Quarter Sales
                                                                Increase
                                   1994            1993        (Decrease)

    Construction Materials        $236.8          $209.9          $26.9
    Chemicals                       89.9            96.0           (6.1)
    Total                         $326.7          $305.9          $20.8


Construction Materials sales of $236.8 million were up 13% from the same quarter last year. This increase reflects continued improvement in the demand for crushed stone as well as higher unit selling prices. Shipments and average prices of crushed stone in the quarter increased 8% and 5%, respectively, from last year's level. Chemicals sales of $89.9 million decreased 6% from last year's second quarter total. This decline was the result of lower caustic soda and chlorinated organics prices. The average price of caustic soda improved slightly from the first quarter 1994 level but was down more than 50% from last year's second quarter average.

Cost of goods sold in the second quarter of 1994 increased 8% from 1993 levels reflecting primarily higher volumes in the Construction Materials segment.
As a percent of sales, cost of goods sold was 76% in the second quarter of both years.

Selling, administrative and general expenses of $28.6 million increased 6% from the 1993 second quarter level, due primarily to higher provisions for stock-based incentive plans.

Other income, net of other charges, improved from comparable 1993 levels, reflecting higher gains on sales of assets and improved results from joint ventures.

Earnings before interest expense and income taxes were $51.7 million in the second quarter of 1994, up 11% from comparable 1993 earnings. The segment detail of this result is shown in the following summary (amount in millions):

                                  Second Quarter Earnings (Loss) Before
                                    Interest Expense and Income Taxes
                                                              Increase
                                     1994          1993      (Decrease)

    Construction Materials          $55.8          $42.2       $ 13.6
    Chemicals                        (4.2)           4.5         (8.7)
       Segment earnings *            51.6           46.7          4.9
    Interest income, etc.              .1             .1           -
       Total                        $51.7          $46.8        $ 4.9


       * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services.


Construction Materials segment earnings were $55.8 million in the second quarter of 1994, up 32% from last year's second quarter level. Higher stone volume and, to a lesser extent, higher prices contributed to the improved result. The Chemicals segment recorded a loss of $4.2 million as compared with last year's second quarter earnings of $4.5 million. Lower prices were the principal cause of the decline.

The provision for income taxes for the second quarter was $15.8 million, as compared with last year's second quarter expense of $12.6 million. The increase reflects the higher pretax earnings as well as the higher tax rate.

Net earnings and earnings per share totaled $33.7 million and 92 cents, up 7% and 10%, respectively, from 1993 levels.


                CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                       YEAR-TO-DATE COMPARISONS AS OF
                      JUNE 30, 1994 AND JUNE 30, 1993


Sales for the first half of 1994 were $23.5 million up from the same period in 1993, with all of the improvement in the Construction Materials segment.
Sales of the segments are summarized as follows (amounts in millions):

                                         Sales for the Six Months
                                              Ended June 30
                                                              Increase
                                    1994          1993       (Decrease)
    Construction Materials         $370.3         $331.3        $39.0
    Chemicals                       173.3          188.8        (15.5)
       Total                       $543.6         $520.1        $23.5


Construction Materials sales were $370.3 million, up 12% over 1993. Crushed stone shipments were up 8% and average prices improved 5%. Chemicals sales of $173.3 million declined 8% due primarily to depressed caustic soda prices.

Cost of goods sold for the first six months of 1994 increased 7% primarily because of increased volume in both segments. As a percent of sales, cost of goods sold in 1994 and 1993 was 82% and 80%, respectively.

Selling, administrative and general expenses were $56.5 million, an increase of 4% over the first half of last year, reflecting principally higher provisions for stock-based incentive plans.

Other income, net of other charges, increased from comparable 1993 levels. This reflected higher gains on the sales of assets and improved results from joint ventures.

First half earnings before interest expense and income taxes were $46.2 million, a decrease of 5% from comparable 1993 earnings of $48.4 million. Segment detail is shown below (amounts in millions):

                                 Earnings (Loss) Before Interest Expense
                                       and Income Taxes for the
                                       Six Months Ended June 30
                                                               Increase
                                    1994           1993       (Decrease)
    Construction Materials         $54.4          $34.6        $ 19.8
    Chemicals                       (8.4)          13.6         (22.0)
      Segment earnings *            46.0           48.2          (2.2)
    Interest income                   .2             .2            -
      Total                        $46.2          $48.4        $ (2.2)

        * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short- term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services.


Construction Materials segment earnings were $54.4 million, up 57% from last year. The increase was the result of higher volumes as well as improved sales prices. The Chemicals segment had a loss of $8.4 million as compared to 1993's first half earnings of $13.6 million, reflecting principally net lower prices.

The provision for income taxes for the first half of 1994 was $13.3 million as compared with last year's expense of $12.4 million. The increase reflects the effect of the higher tax rate, partially offset by lower earnings.

Net earnings of $28.5 million and earnings per share of 78 cents were down 8% and 6%, respectively, from the corresponding first half 1993 results.

Acquisition of Callaway Chemical Company

On August 1, 1994, the assets and business of Callaway Chemical Company were acquired from Exxon Chemical Company. In a related transaction, the assets and business of Comcor Chemicals Limited were acquired from Exxon Corporation's affiliated Canadian company, Imperial Oil Limited. Callaway Chemical Company will operate under its current name as a wholly-owned subsidiary of Vulcan. The Comcor business will become Callaway Chemicals Limited, a wholly-owned Canadian subsidiary of Vulcan. The two businesses will be integrated and managed as a single unit.

During the three-year period 1991 through 1993, the acquired businesses reported unaudited average annual revenues of $92 million and unaudited pretax operating income of $7.9 million. During the same period, earnings before interest, taxes and depreciation ("EBITD") averaged $10.6 million. These results do not purport to be indicative of results of operations which may be obtained in the future.

Callaway Chemical, headquartered in Columbus, Georgia, is a leading supplier of process aids for the pulp and paper, water treating and textile industries. Comcor, based in Vancouver, British Columbia, manufactures and supplies pulp and paper process aids principally in Canada. The two businesses employ approximately 300 people.

The acquisition of Callaway represents a significant milestone in Vulcan Chemicals' pursuit of profitable growth opportunities in targeted businesses. From 1989 to 1993, the acquired businesses' revenues and EBITD grew at average annual rates of 7.9% and 10.0%, respectively. Callaway's strong positions in several attractive businesses offer above average growth prospects in its existing products and services and provide a platform for additional growth via product line extensions and additions.

Outlook

On July 19, 1994, H. A. Sklenar, Chairman and Chief Executive Officer of Vulcan made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

       "Improved demand from all major sectors of the construction economy was evident in the second quarter as higher stone shipments and improved selling prices produced a sharp increase in Construction Materials earnings. We expect these trends to continue, with the result that full year Construction Materials earnings should be up significantly from 1993's level.

       "Results in our Chemicals business continue to be very disappointing. However, recent developments in the caustic soda market suggest that the worst may be behind us. Caustic demand is strengthening, supplies are tight, and spot prices are firming. If these trends continue, results should improve from first half levels. Despite this improved outlook, Chemicals full-year 1994 segment earnings probably will be at or near the break-even level."

                       LIQUIDITY AND CAPITAL RESOURCES

            CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 1994
            AS COMPARED WITH DECEMBER 31, 1993 AND JUNE 30, 1993

                                     AND

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMPARISONS FOR THE YEAR TO DATE AS OF
                       JUNE 30, 1994 AND JUNE 30, 1993


Working Capital

Working capital, exclusive of debt and cash items, was $196.0 million at June 30, 1994, up 30% from the 1993 year-end total. Receivables were up due to increased sales. As compared to last year's June 30 level, working capital decreased 4%, principally reflecting a decrease in inventories.

As of June 30, 1993, working capital, exclusive of debt and cash items, was $203.8 million. This was a 30% increase from the 1992 year-end total. Receivables were up due to increased sales and inventories were higher due primarily to build-ups in the Chemicals segment.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.8 as of June 30, 1994, down from a 2.1 ratio at year-end 1993 but up from 1.7 at June 30, 1993.

Cash Flows

First half net cash provided by operations totaled $37.8 million, up significantly from the $30.3 million generated in the same period last year. The increase reflects principally a lower increase in working capital during the first six months of 1994 as compared to 1993. Cash used for investing activities totaled $47.1 million, as compared with $54.1 million in last year's first half. This decrease reflects higher proceeds from the sale of property, plant and equipment, decreased investment in nonconsolidated companies and the lack of cash payments for business acquisitions in 1994, partially offset by higher purchases of property, plant and equipment. Cash provided by financing activities totaled $15.3 million in the first half of 1994, up from $11.8 million provided in 1993; this change reflects the absence of any common stock purchases in 1994, which more than offset the impact of lower net borrowings.

Cash and cash equivalents, which totaled $19.9 million at June 30, 1994, increased $5.9 million in the first half of 1994. This compares with last year's decrease of $12.1 million.
Property Additions

Property Additions

Property additions in the first six months of 1994 totaled $57.1 million as compared with $49.2 million in the same period last year. The increase reflects principally the stock for assets acquisition of Peroxidation Systems, Inc. by the Chemicals segment. This business is being operated under the name of Vulcan Peroxidation Systems, Inc. (VPSI). Headquartered in Tucson, Arizona, VPSI provides equipment, chemicals and services to the municipal, industrial and environmental water treatment markets.

Short-Term Borrowings

Short-term borrowings as of June 30, 1994 consisted of notes payable to banks totaling $45.2 million. There were no short-term borrowings as of December 31, 1993. Short- term borrowings as of June 30, 1993 totaled
$59.8 million of commercial paper.

Long-Term Obligations

As of June 30, 1994, long-term obligations were 10.3% of long-term capital and 13.6% of shareholders' equity. The corresponding 1993 percentages were 11.5% and 15.6%.

Common Stock Transactions

There were no share purchases made pursuant to the Company's common stock purchase program in the first half of 1994. Second quarter 1993 purchases were 512,800 shares at a total cost of $22.5 million. This was equal to an average price per share of $43.91. For the first half of 1993, common stock purchases totaled 540,364 shares at a cost of $23.9 million, equal to $44.18 per share.

The Company's purchases of shares of common stock are made based upon the common stock's valuation and price, the Company's liquidity and its actual and projected needs for cash for investment projects and regular dividends, and the Company's levels of debt.

Acquisition of Callaway Chemical Company

The purchase price for the assets acquired of Callaway Chemical Company and Comcor Chemicals Limited, including net working capital, was approximately $84 million and was paid on August 1, 1994. Funds for the purchase price were obtained by the Company through issuance and sale of short-term notes.
Capital expenditures in the acquired businesses for the remainder of 1994, 1995 and 1996 are projected to be approximately $4 million to $6 million per year.

                         PART II.  OTHER INFORMATION


Item 5.  Other Information

The press release dated August 1, 1994, announcing the transfer of the assets and business of Callaway Chemical Company and Comcor Chemicals Limited to Vulcan Materials Company is shown as Exhibit 1.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits furnished in accordance with Item 601 of Regulation S-K and included in Part I:

               Exhibit 11 - Computation of Earnings per Share
               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended June 30, 1994.



                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



`                                   VULCAN MATERIALS COMPANY



Date           1994                /s/ D. F. Sansone
                                   D. F. Sansone
                                   Vice President, Finance