Form 10-Q
period 1994-09-30
VULCAN MATERIALS CO
filed 1994-11-14
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1994

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


             Class                                  at October 31, 1994
Common Stock, $1 Par Value                              36,532,689


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1994


                                  Contents


                                                                     Page No.
PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements
                      Condensed Consolidated Balance Sheets. . . . . . . . .
                      Condensed Consolidated Statements of Earnings. . . . .
                      Condensed Consolidated Statements of Cash Flows. . . .
                      Notes to Condensed Consolidated Financial Statements .
                      Exhibit 11 - Computation of Earnings Per Share . . . .
                      Exhibit 12 - Computation of Ratio of Earnings
                         to Fixed Charges. . . . . . . . . . . . . . . . . .

            Item 2.   Management's Discussion and Analysis of Results
                         of Operations and Financial Condition . . . . . . .


PART II     OTHER INFORMATION

            Item 1.   Legal Proceedings

            Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS*
                                                     (Amounts in thousands)

                                                             September 30, December 31, September 30,
                          Assets                                     1994         1993          1993
    Current assets
      Cash and cash equivalents.............................   $    8,502   $   13,996    $   10,091
      Accounts and notes receivable, less allowance for
        doubtful accounts: Sept. 30, 1994, $8,139; Dec. 31,
        1993, $7,284; Sept. 30, 1993, $6,691................      211,618      150,404       202,798
      Inventories:
        Finished products...................................       75,250       75,954        86,737
        Raw materials.......................................        8,397        3,856         4,924
        Products in process.................................        1,019          965           905
        Operating supplies and other........................       24,977       24,242        16,357
             Total inventories..............................      109,643      105,017       108,923
      Deferred income taxes.................................       24,478       26,898        27,354
      Prepaid expenses......................................       12,866        6,298        12,409
             Total current assets...........................      367,107      302,613       361,575
    Investments and long-term receivables...................       57,590       56,505        56,049
    Property, plant and equipment, at cost less accumulated
      depreciation, depletion and amortization:
      Sept. 30, 1994, $1,099,928; Dec. 31, 1993,
      $1,040,220; Sept. 30, 1993, $1,022,698................      717,019      657,785       656,599
    Deferred charges and other assets.......................       74,104       61,648        64,251
             Total..........................................   $1,215,820   $1,078,551    $1,138,474


                  Liabilities and Shareholders' Equity

    Current liabilities
      Current maturities of long-term obligations...........   $    4,684   $    1,741    $      737
      Notes payable.........................................       76,843            -        50,705
      Other current liabilities.............................      154,573      139,074       148,032
             Total current liabilities......................      236,100      140,815       199,474
    Long-term obligations...................................       97,539      102,035       103,178
    Deferred income taxes...................................       77,672       74,193        73,214
    Other noncurrent liabilities(Note 3)....................       63,120       58,545        68,757
    Other commitments and contingent liabilities (Note 3)...
    Shareholders' equity....................................      741,389      702,963       693,851
             Total..........................................   $1,215,820   $1,078,551    $1,138,474

*Balance sheets as of September 30 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.

                              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (Amounts and shares in thousands, except per share data)

                                                           Three Months Ended        Nine Months Ended
                                                              September 30*             September 30*
                                                             1994         1993         1994         1993

    Net sales...........................................$ 360,359    $ 331,467    $ 903,956    $ 851,530
    Cost of goods sold................................... 269,950      246,375      715,188      662,671
    Gross profit on sales................................  90,409       85,092      188,768      188,859
    Selling, administrative and general expenses.........  33,753       29,683       90,225       84,003
    Other operating costs.............................      1,771        1,424        4,308        3,526
    Other income, net....................................   3,051        1,804        9,916        2,860
    Earnings from continuing operations
      before interest expense and income taxes...........  57,936       55,789      104,151      104,190
    Interest expense.....................................   2,804        2,345        7,219        7,229
    Earnings from continuing operations
      before income taxes................................  55,132       53,444       96,932       96,961
    Provision for income taxes...........................  17,532       16,880       30,824       29,282
    Net earnings .......................................$  37,600    $  36,564    $  66,108    $  67,679

    Primary and fully diluted earnings per
      share of common stock..............................   $1.02        $0.99        $1.80        $1.82

    Average common and common equivalent
      shares outstanding**...............................  36,763       36,718       36,750       37,114

    Cash dividends per share of common stock.............   $0.33       $0.315        $0.99       $0.945

    Depreciation, depletion and amortization
      deducted above..................................... $27,055      $25,308      $79,691      $75,554

    Effective tax rate...................................    31.8%        31.6%        31.8%        30.2%

* Unaudited

**Primary and fully diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents represent the number of shares contingently issuable under a long-range performance share plan. Refer to
    Exhibit 11 for computation.

The accompanying Notes to Condensed Consolidated Financial
    Statements are an integral part of these statements.



                      VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Amounts in thousands)

                                                                   Nine Months Ended
                                                                      September 30*
                                                                     1994        1993
    Operations
    Net earnings ..............................................   $66,108   $67,679
    Adjustments to reconcile net earnings to net cash
      provided by continuing operations:
        Depreciation, depletion and amortization................   79,691      75,554
        Increase in assets before effects of
          business acquisitions.................................  (50,897)    (62,056)
        Increase in liabilities before effects of
          business acquisitions.................................   15,646      14,934
        Other, net..............................................    3,832       4,046
           Net cash provided by continuing operations...........  114,380     100,157
    Net cash used for discontinued operations...................     (660)       (757)
           Net cash provided by operations......................  113,720      99,400

    Investing Activities
    Purchases of property, plant and equipment..................  (76,313)    (66,709)
    Payment for business acquisitions (net of acquired cash)....  (78,630)     (3,281)
    Proceeds from sale of property, plant and equipment.........    6,721       2,297
    Investment in nonconsolidated companies.....................   (1,779)     (8,987)
    Withdrawal of earnings from nonconsolidated companies.......        -         301
           Net cash used for investing activities............... (150,001)    (76,379)

    Financing Activities
    Net borrowings - commercial paper and bank lines of credit..   76,843      50,705
    Payment of short-term debt..................................   (1,668)     (1,045)
    Payment of long-term debt...................................   (8,233)     (3,414)
    Purchases of common stock...................................        -     (39,980)
    Dividends paid..............................................  (36,155)    (34,865)
           Net cash provided by financing activities............   30,787     (28,599)

    Net decrease in cash and cash equivalents...................   (5,494)     (5,578)
    Cash and cash equivalents at beginning of year..............   13,996      15,669
    Cash and cash equivalents at end of period..................  $ 8,502     $10,091

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest (net of amount capitalized)..................  $ 5,297     $ 5,471
          Income taxes..........................................   26,996      30,688

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
        Liabilities assumed in business acquisition.............  $16,041     $   -
        Fair value of stock issued in business acquisition......    7,476         -

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

3.     Contingent Liabilities

       On October 5, 1994, the Company received an Administrative Complaint, Findings of Violation, Notice of Proposed Assessment of a Civil Penalty and Notice of Opportunity to Request a Hearing Thereon (the "Complaint") from the EPA alleging that the Company violated various provisions of the Clean Water Act. The Complaint proposes to issue a final order assessing administrative penalties in the amount of $125,000. The Company has requested a hearing to contest certain of the violations alleged and the amount of the penalty, but no hearing date has yet been set. The Company does not believe that any penalty imposed will adversely affect the consolidated financial statements of the Company to a material effect.

       As previously reported in the Company's 10-K, during the spring of 1992, representatives of the EPA conducted certain inspections of the Company's chemicals manufacturing plant in Geismar, Louisiana. Subsequent to completing those inspections, on March 18, 1993, a Complaint, Compliance Order, and Notice of Opportunity for Hearing (the "Multimedia Complaint and Order") was issued to the Company by the EPA. In the Multimedia Complaint and Order, the EPA made certain findings of fact and law, and based upon such findings, alleged multiple count violations of RCRA, CERCLA and the Clean Air Act, for which violations EPA sought civil penalties in the total amount of $298,650. On
       April 30, 1993, the Company filed its Answer to Complaint and Compliance Order and Request for Hearing (the "Answer") with the EPA, including a request for an adjudicatory hearing as provided in the Multimedia Complaint and Order on all factual and legal issues raised by the Company in its Answer. Subsequent to filing the Answer, the Company and EPA engaged in negotiations regarding the settlement of this matter. These settlements have reached a conclusion, and the Company expects to enter into an Administrative Consent Agreement and Consent Order (the "Consent Order") pursuant to which the Company will pay civil penalties totalling $164,370 to the EPA. In addition, the Consent Order provides that the Company will pay $15,000 as a Supplemental Environmental Project to the State of Louisiana.

       On October 6, 1994, a complaint was filed in the United States District Court for the Western District of Oklahoma by 325 individual plaintiffs against 70 defendants, including the Company. Plaintiffs allege personal injuries and damages arising from exposure to chemicals, solvents, minerals and metals in connection with plaintiffs' employment at Tinker Air Force Base in Oklahoma City, Oklahoma. Plaintiffs seek actual damages in the amount of $400,000,000 and exemplary damages in the amount of $850,000,000 from all defendants. At this point, the extent of the Company's liability, if any, in this matter is unknown, and the potential for economic loss to the Company cannot be gauged with any certainty at this time.

       As previously reported in the Company's Form 8-K Current Report dated June 12, 1992, an antidumping petition was filed on May 20, 1992, with the International Trade Commission ("ITC"), by two stone producers and a distributor in southeast Texas alleging that a U.S. industry was being injured by imports of crushed limestone from Mexico. The companies involved in the Crescent Market Project quarry and crush limestone from Mexico's Yucatan Peninsula for sale along the U.S. Gulf Coast. On June 29, 1992, the ITC, in a 5-0 vote (with one commissioner not participating), determined that a U.S. industry was not being injured by the importation of crushed limestone from Mexico. This ruling was appealed to the United States Court of International Trade ("CIT") where the determination of the ITC was sustained and the action was dismissed. The judgment of the CIT was appealed to the United States Court of Appeals for the Federal Circuit. Oral argument occurred on February 9, 1994. On September 15, 1994, the United States Court of Appeals for the Federal Circuit affirmed the ruling of the CIT.

       The Company's consolidated balance sheets include accrued environmental cleanup costs for the Chemicals segment of $9,506,600 as of September 30, 1994, $19,100,000 as of December 31, 1993 and $20,419,000
       as of September 30, 1993. These amounts include noncurrent liabilities of $5,701,000 at September 30, 1994 and December 31, 1993 and $15,239,000 at September 30, 1993.


                                                      EXHIBIT 11
                                           COMPUTATION OF EARNINGS PER SHARE
                               (Amounts and shares in thousands, except per share data)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30                    September 30
                                                           1994            1993            1994            1993
    Primary and fully diluted earnings:

      Average common shares outstanding..........        36,533          36,503          36,514          36,894

      Common share equivalents:

        Performance share plan...................           230             215             236             220

              Total shares.......................        36,763          36,718          36,750          37,114



    Net earnings.................................       $37,600         $36,564         $66,108         $67,679


    Primary and fully diluted earnings per
        share of common stock:                          $  1.02         $  0.99         $  1.80         $  1.82


                                                 EXHIBIT 12
                              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                           (Amounts in thousands)

                                                               For the Years Ended December 31
                                                         1993      1992      1991      1990      1989
    Fixed charges:
      Interest expense before
        capitalization credits              .........$ 10,187  $ 10,441  $ 11,336  $  9,349  $  6,873
      Amortization of financing costs       ..........    115       116        75        44        42
      One-third of rental expense           ..........  7,375     8,711     4,815     5,678     3,979
        Total fixed charges                 .........$ 17,677  $ 19,268  $ 16,226  $ 15,071  $ 10,894

    Net earnings from continuing
      operations                            .........$ 88,229  $ 90,980  $ 52,580  $120,278  $133,420
    Provision for income taxes              .......... 36,993    39,746    20,867    58,951    67,943
    Fixed charges                           .......... 17,677    19,268    16,226    15,071    10,894
    Capitalized interest credits            .......... (1,016)     (673)     (131)   (1,591)     (756)
    Amortization of capitalized interest    ..........    882       792       840       705       603
    Earnings from continuing operations
      before income taxes as adjusted       .........$142,765  $150,113  $ 90,382  $193,414  $212,104

    Ratio of earnings to fixed charges      ..........    8.1       7.8       5.6      12.8      19.5

                                           For the Nine Months
                                         Ended September 30, 1994
    Fixed charges:
     Interest expense before
        capitalization credits              .........$  7,773
     Amortization of financing costs        ..........     86
     One-third of rental expense            ..........  6,058
                 Total fixed charges        .........$ 13,917


    Net earnings                            .........$ 66,108
    Provision for income taxes              .......... 30,824
    Fixed charges                           .......... 13,917
    Capitalized interest credits            ..........   (554)
    Amortization of capitalized interest    ..........    683
    Earnings before income taxes
     as adjusted                            .........$110,978

    Ratio of earnings to fixed charges      ..........    8.0


NOTE: Since 1987, the Company has guaranteed a portion of certain debts of two of the entities through which it participates in the Crescent Market Project. In addition, since February 1994, the Company has guaranteed a portion of certain debt of a third entity. The fixed charges associated with such guaranties (under which the Company has not been required to make any payments) for the nine months ended September 30, 1994, were $1,972,000 and for the one-year periods ended December 31, 1993, 1992, 1991,1990, and 1989 were $2,731,000, $3,583,000, $3,525,000, $2,535,000 and $1,046,000, respectively. Because the Company's ownership interest in the Crescent Market Project are accounted for by the equity method, these amounts have not been included in the computation of the ratios of earnings to fixed charges presented above.


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

                            RESULTS OF OPERATIONS

                CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
           THIRD QUARTER 1994 AS COMPARED WITH THIRD QUARTER 1993


Sales in the third quarter of $360.4 million increased 9% from the 1993 third quarter level. The segment detail of that increase is as follows (amounts
in millions):
                                             Third Quarter Sales
                                                              Increase
                                          1994       1993    (Decrease)
     Construction Materials             $251.1     $234.1      $ 17.0
     Chemicals                           109.3       97.4        11.9
     Total                              $360.4     $331.5      $ 28.9


Construction Materials sales totaled $251.1 million in the third quarter, up 7% from the same period last year. This increase reflects continued improvement in the demand for crushed stone as well as higher unit selling prices. Shipments and average prices of crushed stone in the quarter increased 4% and 5%, respectively, from last year's levels. Chemicals sales of $109.3 million increased 12% from last year's third quarter level. This increase reflects the acquisition of Callaway Chemical Company on August 1, 1994. Excluding the effects of 1994 acquisitions, third quarter Chemicals sales decreased 8% from last year's level due to lower caustic soda volume as well as lower volumes and prices in certain chlorinated organic products. These declines were partially offset by higher caustic soda prices, as well as improved prices for chlorine and muriatic acid. The average price of caustic soda increased sharply from the second quarter level and also exceeded the 1993 third quarter price.

Cost of goods sold in the third quarter of 1994 increased 10% from 1993 levels. The increase reflected the acquisition of Callaway Chemical, higher operating costs in the Construction Materials segment and higher raw materials prices and costs related to production outages at both major plants in the Chemicals segment.

Selling, administrative and general expenses of $33.8 million increased 14% from last year's third quarter level, principally reflecting the effect of acquisitions by the Chemicals segment.

Other income, net of other charges, totaled $3.1 million in the third quarter, up $1.2 million as compared to the same period last year. The increase principally reflects higher gains on the sales of assets and improved results referable to joint ventures. The profitability of the Crescent Market Project continues to improve. Favorable earnings comparisons for the third quarter and the nine months to date reflect higher volumes and prices in most areas of the market served by the Project.

Earnings before interest expense and income taxes were $57.9 million in the third quarter of 1994, up 4% from comparable 1993 earnings. The segment detail of this result is shown in the following summary (amount in millions):

                                       Third Quarter Earnings (Loss) Before
                                        Interest Expense and Income Taxes
                                                              Increase
                                          1994    1993       (Decrease)
     Construction Materials             $59.4      $51.1       $ 8.3
     Chemicals                           (1.7)       4.7        (6.4)
        Segment earnings *               57.7       55.8         1.9
     Interest income, etc.                 .2          -          .2
        Total                           $57.9      $55.8       $ 2.1


        * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services.


Construction Materials segment earnings were $59.4 million, up 16% from the 1993 level. Higher volumes and prices contributed equally to the improved result, which was partially offset by higher operating costs. The Chemicals segment reported a loss of $1.7 million as compared with last year's third quarter earnings of $4.7 million. Higher raw materials prices and costs related to production outages, as well as lower volume, were the principal causes of the earnings decline. Plant outages adversely impacted third quarter Chemicals pretax earnings by approximately $5 million, equivalent to 8 cents per share.

The provision for income taxes for the third quarter was $17.5 million, as compared with last year's third quarter expense of $16.9 million. The increase reflects the higher pretax earnings as well as the higher tax rate.

Net earnings and earnings per share totaled $37.6 million, as compared with $36.6 million for the third quarter of 1993. Earnings per share for the quarter were $1.02, up 3% from the 99 cents earned in the same period last year.


                CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                       YEAR-TO-DATE COMPARISONS AS OF
                  SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993


Sales for the first nine months of 1994 were up $52.5 million from the same period in 1993. Sales of the segments are summarized as follows (amounts in millions):
                                           Sales for the Nine Months
                                              Ended September 30
                                                             Increase
                                         1994       1993    (Decrease)
     Construction Materials             $621.4     $565.4      $56.0
     Chemicals                           282.6      286.1       (3.5)
        Total                           $904.0     $851.5      $52.5


Construction Materials sales were $621.4 million, up 10% over 1993. Crushed stone shipments increased 6% and average prices improved 5%. Chemicals sales of $282.6 million declined slightly due primarily to depressed caustic soda prices, offset by the effect of acquisitions.

Cost of goods sold for the current year-to-date increased 8% due to higher volumes in the Construction Materials segment, the Chemicals acquisitions and higher operating costs in both segments.

Selling, administrative and general expenses were $90.2 million, up 7% over comparable 1993 levels. This reflected the effect of acquisitions by the Chemicals segment and higher provisions for stock based incentive plans.

Other income, net of other charges, increased $7.1 million from comparable 1993 levels due to higher gains on the sales of assets and improved results from joint ventures.

Earnings for the current year-to-date before interest expense and income taxes were $104.2 million, equal to comparable 1993 earnings. Segment detail is shown below (amounts in millions):

                                     Third Quarter Earnings (Loss) Before
                                       Interest Expense and Income Taxes
                                                              Increase
                                         1994       1993     (Decrease)
     Construction Materials             $113.8     $ 85.7      $ 28.1
     Chemicals                           (10.1)      18.3       (28.4)
        Segment earnings *               103.7      104.0         (.3)
     Interest income                        .5         .2          .3
        Total                           $104.2     $104.2      $    -

        * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services.


Construction Materials segment earnings were $113.8 million, up 33% from last year. The increase was the result of higher volumes as well as improved sales prices. The Chemicals segment had a loss of $10.1 million as compared with 1993 earnings of $18.3 million, reflecting principally net lower prices.

The provision for income taxes for the first nine months of 1994 was $30.8 million as compared with last year's expense of $29.3 million. The increase reflects the higher tax rate.

Net earnings of $66.1 million and earnings per share of $1.80 decreased slightly from comparable 1993 levels.

Outlook

On October 21, 1994, H. A. Sklenar, Chairman and Chief Executive Officer of Vulcan made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

      "After unusually wet weather in July depressed crushed stone sales, shipments recovered to strong levels in August and September. This resulted in a 4% volume increase for the quarter as compared with last year's third quarter shipments. Demand levels continue to be strong in most of our crushed stone markets so weather will again be an important variable impacting the fourth quarter results of our Construction Materials segment.

      "Caustic soda prices improved sharply in the third quarter.
      As a result, for the first time since the fourth quarter of 1991, Vulcan's average price for caustic soda reflected an increase as compared with the same quarter of the preceding year. Unfortunately, sharply higher raw material costs for our organic products and two plant outages - one of which was unplanned - more than offset the favorable effect of improved pricing. Our current view is that caustic prices will continue to improve into 1995, so we are optimistic about next year's earnings prospects for our Chemicals segment.

      "For the fourth quarter, we expect normal operating results to produce a good earnings improvement for the Chemicals segment, especially if we succeed in achieving needed price increases for our chlorosolvents. However, some or all of the improvement may be offset by an additional accrual for environmental remediation costs at the Cleve Rever superfund site. Remediation of that site has been underway since August 1993, but testing for regulatory approvals of the incinerator have only recently been concluded. We expect to reach a decision regarding the need for an additional accrual in light of information available at year-end."

                       LIQUIDITY AND CAPITAL RESOURCES

         CONDENSED CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1994
          AS COMPARED WITH DECEMBER 31, 1993 AND SEPTEMBER 30, 1993

                                     AND

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMPARISONS FOR THE YEAR TO DATE AS OF
                  SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993


Working Capital

Working capital, exclusive of debt and cash items, was $207.3 million at September 30, 1994, up 37% from the 1993 year-end total. This included the impact of acquisitions of the Chemicals segment. Receivables were also impacted by increased sales. Working capital was level with last year's third quarter amount, as an increase in receivables was offset by a higher level of other current liabilities. These increases were related to the Chemicals acquisitions.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.6 as of September 30, 1994. This was down from a 2.1 ratio at year-end 1993 and a 1.8 ratio at September 30, 1993.

Cash Flows

Cash provided from continuing operations in the first nine months of 1994 amounted to $114.4 million, up 14% from the $100.2 million generated in the same period last year. The increase reflects primarily a lower increase in working capital during the first nine months of 1994 as compared with 1993. Cash used for investing activities was $150.0 million as compared with the 1993 total of $76.4 million, reflecting an increase in spending for business acquisitions. Net cash provided by financing activities totaled $30.8 million. The comparable 1993 amount was a $28.6 million use of funds. The change reflects the lack of treasury stock purchases in 1994 and an increase in net borrowings.

Cash and cash equivalents, which totaled $8.5 million at September 30, 1994, decreased $5.5 million in the first nine months of 1994 as compared with a similar decrease last year of $5.6 million.

Property Additions

Property additions in the first nine months of 1994 totaled $142.5 million as compared with 1993's comparable level of $70.1 million. This increase reflects principally acquisitions by the Chemicals segment.

On August 1, 1994, the assets and business of Callaway Chemical Company were acquired from Exxon Chemical Company. In a related transaction the assets and business of Comcor Chemicals Limited were acquired from Exxon's affiliated company, Imperial Oil Limited. The total purchase price paid for all assets approximated $83 million, which included $60 million for plant, property and equipment. Callaway Chemical is a leading supplier of process aids for the pulp and paper, water treatment and textile industries. Comcor, which is being operated as Callaway Chemical Limited, manufactures and supplies pulp and paper process aids, principally in Canada.

Peroxidation Systems Inc. was acquired in January 1994 and is being operated under the name of Vulcan Peroxidation Systems Inc. (VPSI). VPSI provides equipment, chemicals and services to the municipal, industrial and environmental water treatment markets.

Short-Term Borrowings

Short-term borrowings as of September 30, 1994 consisted of notes payable to banks totaling $76.8 million. There were no short-term borrowings as of December 31, 1993. Short-term borrowings as of September 30, 1993 totaled $50.7 million of commercial paper.

Long-Term Obligations

As of September 30, 1994, long-term obligations were 10.0% of long-term capital and 13.2% of shareholders' equity. The corresponding 1993 percentages were 11.0% and 14.9%.

Common Stock Transactions

There were no share purchases made pursuant to the Company's common stock purchase program in the first nine months of 1994. Third quarter 1993 purchases were 354,524 shares at a total cost of $16.1 million, equal to an average price per share of $45.44. For the first nine months of 1993, common stock purchases totaled 894,888 shares at a cost of $40.0 million, equal to $44.68 per share.

The Company's purchases of shares of common stock are made based upon the common stock's valuation and price, the Company's liquidity and its actual and projected needs for cash for investment projects and regular dividends, and the Company's levels of debt.

                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Item 3 of the Notes to Condensed Consolidated Financial
          Statements are incorporated herein by reference.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits furnished in accordance with Item 601 of Regulation S-K and included in Part I:

                   Exhibit 11 - Computation of Earnings per Share
                   Exhibit 12 - Computation of Ratio of Earnings
                                    to Fixed Charges

          (b)      Reports on Form 8-K

                   There were no reports on Form 8-K filed for the three months ended September 30, 1994.


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VULCAN MATERIALS COMPANY



Date  November 14, 1994                   /s/ D. F. Sansone
                                          Vice President, Finance