Form 10-K
VULCAN MATERIALS CO
filed 1995-03-29
CIK 103973

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
(Mark One)
  [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995:

              Common Stock, $1 Par Value              $1,775,017,728.00
    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                      Shares outstanding
                                                     at February 28, 1995
    Common Stock, $1 Par Value                            35,858,944



Documents Incorporated by Reference:

    Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

    Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 22, 1995, which will be filed within 120 days of the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Annual Report on Form 10-K.


                          VULCAN MATERIALS COMPANY

              CROSS REFERENCE SHEET FOR DOCUMENTS INCORPORATED
                                BY REFERENCE

                                      HEADING IN ANNUAL REPORT         PAGE IN
            FORM 10-K                    TO SHAREHOLDERS FOR            ANNUAL
             ITEM NO.               YEAR ENDED DECEMBER 31, 1994        REPORT

1.  Business (Financial Results      Segment Financial Data              24-25
       by Business Segments)
                                     Note 11, Segment Data                  49

                                     Note 13, Callaway Chemical
                                       Acquisition                          49

3.  Legal Proceedings                Note 9, Other Commitments and
                                       Contingent Liabilities               47

5.  Market for the Registrant's      Common Stock Market Prices
       Common Equity and Related       and Dividends                        26
       Stockholder Matters

6.  Selected Financial Data          Selected Financial Data                23

7.  Management's Discussion and      Management's Discussion             27-35
       Analysis of Financial           and Analysis
       Condition and Results         Financial Terminology                  51
       of Operations

8.  Financial Statements and         Consolidated Statements of Earnings    38
       Supplementary Data
                                     Consolidated Balance Sheets            39

                                     Consolidated Statements of Cash Flows  40

                                     Consolidated Statements of
                                       Shareholders' Equity                 41

                                     Notes to Financial Statements       42-49

                                     Management's Responsibility
                                       for Financial Reporting
                                       and Internal Control                 50

                                     Independent Auditors' Report           50

                                     Supplementary Information-
                                       Quarterly Financial Data (Unaudited) 36

14. Exhibits, Financial Statement    Management's Discussion and
      Schedules and Reports            and Analysis                      27-35
      on Form 8-K

                                       HEADING IN PROXY STATEMENT
                                  FOR ANNUAL MEETING OF SHAREHOLDERS
                                        TO BE HELD MAY 22, 1995

10. Directors and Executive          Election of Directors, Nominees for
      Officers of the Registrant       Election to the Board of Directors,
                                       Directors Continuing in Office,
                                       Compliance with the Securities
                                       Exchange Act

11. Executive Compensation           Compensation of Directors, Executive
                                       Compensation, Shareholder Return
                                       Performance Presentation, Retirement
                                       Income Plan, Employee Special Severance
                                       Plan

12. Security Ownership of            Security Ownership of Certain Beneficial
      Certain Beneficial Owners        Owners, Security Holdings of Management
      and Management



                          VULCAN MATERIALS COMPANY

                         ANNUAL REPORT ON FORM 10-K

                     FISCAL YEAR ENDED DECEMBER 31, 1994

                                  CONTENTS

PART    ITEM


  I      1      Business                                                 1
         2      Properties                                               5
         3      Legal Proceedings                                        8
         4      Submission of Matters to a Vote of Security Holders     14
         4 a.   Executive Officers of the Registrant                    14

 II      5      Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                  15
         6       Selected Financial Data                                15
         7      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  15
         8      Financial Statements and Supplementary Data             15
         9      Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure               16

III     10      Directors and Executive Officers of the Registrant      16
        11      Executive Compensation                                  16
        12      Security Ownership of Certain Beneficial Owners and
                    Management                                          16
        13      Certain Relationships and Related Transactions          17

IV      14      Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                             17
        --          Signatures                                          24

                                           PART I

ITEM 1.  BUSINESS

        Vulcan Materials Company, a New Jersey corporation incorporated in 1956, and its subsidiaries (together called the "Company") are principally engaged in the production, distribution and sale of construction materials ("Construction Materials") and industrial and specialty chemicals ("Chemicals"). Construction Materials and Chemicals may each be considered both a segment (or a line of business) and a class of similar products. The Company is the nation's leading producer of construction aggregates.

        All of the Company's products are marketed under highly competitive conditions, including competition in price, service and product performance. There are a substantial number of competitors in both the Construction Materials segment and Chemicals segment.

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

        The Company conducts research and development activities for both of its business segments. The Construction Materials research and development laboratory is located near Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas, Columbus, Georgia, and Tuscon, Arizona. In general, the Company's research and development effort is directed to applied technological development for the use of its Construction Materials and Chemicals products as well as for the manufacture or processing of its Chemicals products. The Company spent approximately $821,000 in 1992, $1,132,000 in 1993, and $1,080,000 in 1994
on research and development activities for its Construction Materials segment. The Company spent approximately $4,614,000 in 1992, $4,941,000 in 1993 and $7,215,000 in 1994 on research and development activities for its Chemicals segment.

        The Company estimates that capital expenditures for environmental control facilities in the current fiscal year (1995) and the succeeding fiscal year (1996) will be approximately $5,363,000 and $2,260,000, respectively, for the Construction Materials segment, and $11,220,000 and $5,100,000, respectively, for the Chemicals segment.

        The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulty in obtaining the required sources of energy required for its operations.

        In 1994, the Construction Materials segment employed an average of approximately 5,002 people. The Chemicals segment employed an average of approximately 1,597 people. The Company's corporate office employed an average of approximately 154 people. The Company considers its relationship with its employees to be good.

        Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather can have on the sales and production volume of the Construction Materials segment. Normally, the highest sales and earnings of the Construction Materials segment are attained in the third quarter and the lowest are realized in the first quarter.

CONSTRUCTION MATERIALS

        The Company's construction aggregates business consists of the production and sale of crushed stone, sand, gravel, rock asphalt and crushed slag (a by-product of steel production). Crushed stone constituted approximately 75% of the dollar volume of the Construction Materials segment's 1994 sales, as compared to 81% in 1993 and 78% in 1992. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. They also are widely used as railroad track ballast.

        Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition is generally limited to the areas in relatively close proximity to production facilities. Noteworthy exceptions are the areas along the rivers served by the Company's Reed quarry and related businesses, which serve markets located along the Mississippi and Tennessee-Tombigbee river systems and the Gulf Coast, areas served by rail-connected quarries, and the areas along the Gulf Coast served by ocean-going vessels that transport stone from the Company's joint venture operation in Mexico. The Company's construction aggregates are sold principally in portions of most of the southeastern states, portions of Texas, northern and central Illinois, northern Indiana, east central Iowa and southern Wisconsin.

        Shipments of all construction aggregates from the Company's domestic operations in 1994 totaled approximately 133 million tons, with crushed stone shipments to customers accounting for 125 million tons.

        In 1994, the Company, directly or through joint ventures, operated 126 domestic permanent and portable plants at quarries located in 14 states for the production of crushed limestone and granite with estimated reserves totaling approximately 7.7 billion tons.

        The foregoing estimates of reserves are of recoverable stone of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation. These estimates do not include reserves at the Company's inactive and undeveloped sites.

        In 1994, the Company, directly or through joint ventures, operated 15 sand and gravel plants, four slag plants and various other types of plants which produce rock asphalt, mineral filler, pulverized limestone and fine grind products. Estimates of sand and gravel reserves, calculated in a manner comparable to the estimates of stone reserves set forth above, total approximately 45 million tons.

        Other Construction Materials products and services include asphaltic concrete, ready-mixed concrete, trucking services, barge transportation, coal handling services, a Mack Truck distributorship, paving construction, dolomitic lime, emulsified asphalt and several other businesses.

        Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by governmental bodies regarding environmental controls which affect the Construction Materials industry, the Company anticipates that future environmental control costs will not have a materially adverse effect upon its business.

CHEMICALS

        In 1994, the Chemicals Division was reorganized to establish two business units to operate within the segment. The Chloralkali Business Unit manages the Company's chloralkali business and the Performance Systems Business Unit manages the Company's specialty chemicals business.

        The principal chemicals produced by the Chloralkali Business Unit at the Company's three chloralkali plants described in Item 2 below, are chlorine, caustic soda (sodium hydroxide), muriatic acid, caustic potash (potassium hydroxide) potassium carbonate, chlorinated hydrocarbons and calcium chloride. Chlorine and various hydrocarbons (primarily ethylene and methanol) are used to produce the Unit's line of chlorinated hydrocarbons, including methylene chloride, perchloroethylene, chloroform, methyl chloride, ethylene dichloride, carbon tetrachloride, methyl chloroform and pentachlorophenol. In 1994, the Company completed construction of a new plant at the Port Edwards facility for the production of potassium carbonate.

        Principal markets for the Chloralkali Business Unit's chemical products and services include pulp and paper, energy, food, pharmaceutical, cleaning, chemical processing, fluorocarbons, water treatment and textiles. In the paper-making industry, chlorine is used in pulp and paper bleaching, while caustic soda is used primarily in the kraft and sulfite pulping process. The Company supplies hydrochloric acid to the energy industry for use in oil well stimulation and gas extraction. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. Hydrochloric acid, caustic soda, methylene chloride and caustic potash are used by the food and pharmaceutical industries. Perchloroethylene is used in the drycleaning industry. Perchloroethylene, methylene chloride and methyl chloroform are also used in industrial cleaning applications. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants and other chemicals. The Company's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products ranging from clay-based catalysts to agricultural herbicides. Products sold to this market include hydrochloric acid, chlorine, liquid caustic soda and caustic potash. The Company sells carbon tetrachloride, perchloroethylene, chloroform and methyl chloroform to the fluorocarbons market. The Company's chlorine also is used in water and sewage treatment, and its caustic soda and caustic potash are used in the production of soaps and detergents. Chlorine also is used as an industrial bleaching agent, in cleaning applications for the electronics industry, as a biocide in the fruit processing industry and in various applications in the oil industry. Calcium chloride, produced at the Company's Wichita complex, has a multitude of uses including de-icing of roads, dust control, road stabilization and oil well completion.

        The principal chemicals produced by the Performance Systems Business Unit include numerous process aids for the pulp and paper and textile industries and various water treatment chemicals which are produced by the Company's new Callaway Chemical subsidiaries. The assets of these subsidiaries, Callaway Chemical Company and Callaway Chemicals Limited, were purchased in August, 1994, from Exxon Chemical Company and Imperial Oil
Limited, respectively.*   Also, through the Vulcan Peroxidation Systems Inc.
("VPSI") subsidiary, the assets of which were acquired in January, 1994, the Performance Systems Business Unit markets equipment, chemicals (primarily hydrogen peroxide purchased from others) and services to the municipal, industrial and environmental water treatment markets. In 1994, the Company completed construction of two new plants, one at the Wichita facility for the production of sodium chlorite and the other at the Port Edwards facility for the production of sodium hydrosulfite. Those chemicals are now included among the chemicals produced by the Performance Systems Business Unit. Sodium hydrosulfite is used primarily in the pulp and paper industry, while sodium chlorite is used as a water disinfection and purification chemical in both municipal and industrial markets.

        The Company competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company also competes for sales to customers located outside of the United States, with sales to such customers currently accounting for approximately 7% of the Company's chemicals sales.

        During 1994, further progress was made by the Company in its evaluation and development of a possible joint venture to manufacture and market soda ash in Owens Lake, California. Efforts are focused on obtaining environmental permits necessary for this start-up venture, which permits are expected to be obtained in mid-1995.

        The Company's underground reserves of salt, which is a basic raw material in the production of chlorine and caustic soda, are located at or near its Wichita, Kansas, and Geismar, Louisiana, plants. The Company purchases salt for its Port Edwards, Wisconsin, plant. Ethylene and methanol, the other major raw materials used in the Chloralkali Business Unit and various chemicals used by the Performance Systems Business Unit are purchased from several different suppliers. Sources of salt, ethylene, methanol and other various chemicals are believed to be adequate for the Company's operations and the Company does not anticipate any material difficulty in obtaining the raw materials which it uses.

        The Company's chemical operations are subject to the Resource Conservation and Recovery Act ("RCRA"). Under the corrective action requirements of RCRA, the Environmental Protection Agency ("EPA") must identify facilities subject to RCRA's hazardous

* A description of this acquisition is contained in Note 13, Callaway Chemical Acquisition, on page 49 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.)

waste permitting provisions where practices in the past have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases described by the EPA. If the results of the RFI determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require Corrective Measures Implementation ("CMI") by the facility owner -- essentially, implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

        The Company expects to incur RFI/CMS costs over the next several years at its Geismar, Port Edwards and Wichita manufacturing facilities.
For each of these three facilities, the RFI/CMS results will determine whether the EPA subsequently requires CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI/CMS costs that currently can be reasonably estimated, the Company has determined that its accrued reserves are adequate to cover such costs. However, the total costs which ultimately may be incurred by the Company in connection with discharging its obligations under RCRA's corrective action requirements cannot reasonably be estimated at this time.

        Various other environmental regulations also have a restrictive effect upon the chemicals industry, both as to production and markets, especially the production of and markets for certain chemicals which are subject to regulation as ozone depleting chemicals. Under current law in the United States regulating such ozone depleting chemicals, the marketing of carbon tetrachloride and methyl chloroform for emissive uses will end effective January 1, 1996, but these chemicals will continue to be marketed in lesser quantities for non-emissive uses.

FINANCIAL RESULTS BY BUSINESS SEGMENTS

        Net sales, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 1994, are reported on page 49 (Note 11 of the Notes to Financial Statements) and on pages 24 and 25 (under the caption "Segment Financial Data") in the Company's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 2.  PROPERTIES

CONSTRUCTION MATERIALS

        The Company's current estimate of approximately 7.7 billion tons of stone reserves is approximately 300 million tons more than the estimate reported at the end of 1993. Increases in the Company's reserves have resulted from the acquisition of a quarry site in Illinois, new leases or acquisitions of properties adjacent to existing quarries and revisions in mining plans. These increases have been partially offset by 1994 production tonnage. Management believes that the quantities of reserves at the Company's stone quarries are sufficient to result in an average quarry life of more than 60 years at present operating levels.

        Of the 126 domestic stone quarries which the Company operates directly or through joint ventures, 38 are located on owned land, 17 are on land owned in part and leased in part, and 71 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 1995 to 2085. Most of the Company's leases have options to extend them well beyond their current terms.

        Due to transportation costs, the marketing areas for most quarries in the construction aggregates industry are limited, often consisting of a single metropolitan area or one or more counties or portions thereof. The following table itemizes the Company's 10 largest active stone quarries in terms of the quantity of stone reserves, with nearby major metropolitan areas (if applicable) shown in parentheses:

                                                              ESTIMATED
                                                              YEARS OF LIFE                  LEASE
                                                              AT AVERAGE                     EXPIRATION
                                                              RATE OF          NATURE OF     DATE, IF
LOCATION                                      PRODUCT         PRODUCTION*      INTEREST      APPLICABLE**

McCook (Chicago), Illinois                    Limestone       87***            Owned

Paducah, Kentucky                             Limestone       50               Leased            ****

Grayson (Atlanta), Georgia                    Granite         Over 100         Owned

Gray Court (Greenville), South Carolina       Granite         Over 100         Owned

Warrenton, Virginia (Washington, D.C.)        Diabase         Over 100         Leased            ****

Kennesaw (Atlanta), Georgia                   Granite         66               75% Owned
                                                                               25% Leased        2013
Manteno, Illinois                             Limestone       Over 100         Leased            3004

Skippers, Virginia                            Granite         Over 100         Leased            2016

Stafford, Virginia                            Granite         Over 100         Owned

Lawrenceville (Norfolk/Virginia
   Beach), Virginia                           Granite         92               25% Owned
                                                                               75% Leased        2024

* Estimated years of life of stone reserves are based on the average annual rate of production of the quarry for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing quarry properties, changes in stone specifications required by major customers and passage of government regulations applicable to quarry operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.

**     Renewable by the Company through date shown.

*** The Metropolitan Water Reclamation District of Greater Chicago is considering condemning a portion of this quarry in order to use it as a reservoir. The Company believes that this action, if it occurs, could significantly reduce the life of this quarry, but will not have a material effect on the financial condition of the Company as a whole.

**** Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky, quarry are owned.


       The estimated average life of the Company's sand and gravel operations, calculated in the same manner as described in the footnote to the table set out above, is approximately 8 years. Approximately 51% of the Company's estimated 45 million tons of sand and gravel reserves are located on owned land, with the remaining 49% located on leased land.

CHEMICALS

       Manufacturing facilities for the chemicals produced by the Chloralkali Business Unit are owned and operated by the Company at Wichita, Kansas; Geismar, Louisiana; and Port Edwards, Wisconsin. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured in the Company's Chloralkali Business Unit. The Port Edwards plant produces chlorine, caustic soda, muriatic acid, caustic potash, potassium carbonate and sodium hydrosulfite.

       All of the facilities at Wichita are located on a 1,396-acre tract of land owned by the Company. Mineral rights for salt are held by the Company under two leases that are automatically renewable from year to year unless terminated by the Company and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, the Company owns 320 acres of salt reserves and 160 acres of water reserves. The Company currently operates an electric power cogeneration facility at the Wichita plant site which generates approximately one-third of the plant's electricity and two-thirds of its process steam requirements. Effective in mid-1995, however, pursuant to a long-term agreement, the Company plans to place this facility in reserve and purchase all of its requirements for electric power from a local utility at favorable rates.

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

        VPSI leases its headquarters, equipment assembly, engineering and research and development facilities in Tucson, Arizona. It also leases eleven offices in nine other states and one in Langen, Germany. Callaway Chemical Company owns a headquarters office building and two production facilities in Columbus, Georgia, and a smaller production facility in Shreveport, Louisiana. Callaway Chemical Limited has an office and small production facility on leased property in Vancouver, British Columbia.

        The Company's Chemicals manufacturing facilities are designed to permit a high degree of flexibility as to feedstocks, product mix and by-product ratios; therefore, actual plant production capacities vary according to these factors. Management does not believe, however, that there is material excess in production capacity at the Company's Chemicals facilities.

OTHER PROPERTIES

        The Company's corporate offices are located in an office complex near Birmingham, Alabama. Headquarters staff of the Chemicals segment, the Southern division of the Construction Materials segment, and of Vulcan Gulf Coast Materials, Inc., also are located in this complex. The space is occupied pursuant to a lease which runs through December 31, 1998. The Company has the option of extending this lease for two five-year periods.
The Company's space in this complex is leased at an approximate annual rental, as of December 31, 1994, of $1,300,000, which is subject to limited escalation.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the probable outcome of or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not adversely affect the consolidated financial position of the Company to a material extent.

        In the course of its Construction Materials and Chemicals operations, the Company is subject to occasional governmental proceedings and orders pertaining to occupational health and safety or to protection of the environment, such as proceedings or orders relating to noise abatement, air emissions or water discharges. As part of its continuing program of environmental stewardship, however, the Company has been able to resolve such proceedings and to comply with such orders without any materially adverse effects on its business.

        (a) The Company received a letter from the United States Environmental Protection Agency ("EPA") in May 1985 regarding remedial actions at a chemical waste site in Ascension Parish, Louisiana. Records indicate that the Company generated a portion of the waste placed at the site, and the Company therefore has been deemed by the EPA to be a potentially responsible party ("PRP") with respect to the site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

        On February 5, 1991, the EPA issued a unilateral administrative order ("UAO") which directs the named respondents, including the Company and other PRPs, to clean up the site. In a letter dated April 9, 1991, the Company, along with three other PRPs named in the UAO, gave notice to the EPA that they intend to comply with all lawful terms and conditions of the UAO. Effective June 8, 1992, the Company and other PRPs entered into a Site Participation Agreement ("Agreement") allocating among the parties those costs which are anticipated to be incurred both in connection with the remediation activity and the EPA's past response work or oversight work at the Ascension Parish site.

        Cleanup of the site is in progress and is expected to be substantially completed in 1995. Experience to-date in conducting EPA's final remediation plan suggests that the cost originally estimated to perform the remediation is likely to be exceeded when such remediation is completed. In addition and as had been anticipated, in a letter dated March 8, 1995, the EPA has demanded that the Company and other PRPs reimburse EPA for past and future costs related to EPA's response to conditions at the site, and has offered the Company and other PRPs an opportunity to negotiate an agreement for payment of such costs. The March 8 letter asserts that EPA has incurred costs not inconsistent with the National Contingency Plan for its removal or remedial action at the site and that through December 31, 1994, such past response costs total $6,335,298.80. Considering the (i) likelihood of higher than estimated remediation costs, and
(ii) the intent of the EPA to seek response and oversight costs in an amount greater than previously anticipated, the Company decided to record an additional provision of $7,000,000 at the end of calendar year 1994. The Company believes that total provisions recorded for cleanup of this site are adequate to cover its allocated share of currently anticipated costs and has been making payments from its accrued reserve pursuant to the Agreement.

        (b) The Company has received a letter dated August 2, 1991, from the State of New Jersey Department of Environmental Protection and Energy ("NJDEPE") concerning a site located in Newark, New Jersey, which the Company previously owned and upon which the Company operated a chemicals production facility from the early 1960s until 1974. The NJDEPE's letter contends that hazardous substances and pollutants contaminate the site and that a Remedial Investigation/Feasibility Study ("RI/FS") is required in order to determine the nature and extent of such contamination and whether a remedial action plan with respect thereto should be developed.

        On November 11, 1991, the Company received from the NJDEPE "a Directive and Notice to Insurers" (the "Directive") purporting to direct the Company to pay within thirty (30) days to the NJDEPE $1,000,000 to be used by it in conducting an RI/FS at the site. The NJDEPE also asserts that it may have the right to cause a lien to be placed against the real and personal property of the Company to secure the payment of any such amounts. If the Company fails to comply with the Directive without sufficient grounds for such non-compliance, the Company could be subject to liability in an amount equal to three times the cost of the work performed by the NJDEPE and statutory penalties in an amount not to exceed $50,000 per day. Although the NJDEPE has not withdrawn its Directive, the NJDEPE has informally agreed that it will not seek to enforce its Directive as long as the Company participates in the RI/FS for this site.

        On August 20, 1993, two other allegedly responsible parties, Safety-Kleen Environsystems Company and Bristol-Meyers Squibb Company (collectively, the "Respondents"), entered into an Administrative Consent Order ("ACO") issued by the NJDEPE concerning the site. The ACO contains certain findings of fact by the NJDEPE and provisions governing the conduct by the Respondents of an RI/FS for the site and remedial actions, if any, resulting therefrom.

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

        (c) The Company received a letter dated October 21, 1991, from Chevron USA, Inc. ("Chevron"), contending that hazardous substances and pollutants contaminate a site owned by Chevron and located in Woodbridge Township, Middlesex County, New Jersey. The Company sold that site to Chevron in 1958, and the Company owned and operated a detinning facility adjacent to the Chevron site until 1964. Chevron has advised the Company that Chevron is investigating the feasibility of corrective action pursuant to applicable provisions of RCRA, and is seeking assistance from parties who may have been responsible for some or all of the contamination at the site.

        The Company and other allegedly responsible parties have had meetings with Chevron to discuss the status of the site. Given the limited information available to the Company regarding this site, the extent, if any, to which the Company's former operations may have contributed to contamination at the site cannot now be established or confirmed. For these reasons, it is impossible at this time for the Company to predict the outcome of this matter or the existence or extent of any liability of the Company with respect to this matter.

        (d) On January 3, 1992, the Company received a letter from the EPA regarding alleged releases or threatened releases of hazardous substances at a hazardous waste treatment, storage and disposal site in Greer, South Carolina, which was operated by Aqua-Tech Environmental, Inc., a South Carolina corporation. The EPA's letter advised that the Company may be considered a CERCLA PRP. The Company confirmed that in 1987 it had sent cylinders containing titanium tetrachloride to the site for disposal. On April 20, 1992, the Company became a party to a PRP Agreement whereby the signatories thereto agreed to cooperate in responding as a PRP group to the EPA.

        On April 24, 1992, the EPA issued a CERCLA Section 106 UAO to many of the PRPs, including the Company, directing the PRPs to conduct a removal action with respect to hazardous substances on-site. (The UAO covers only the removal action; the EPA is considering whether to place the site on the National Priorities List for remediation purposes.) A total of 179 PRPs have agreed to participate in the removal action and to share the related costs according to a series of interim allocations.

        The estimated cost of the removal action is $19,700,000. The Company has paid over $116,000 pursuant to interim allocations. Because the Company concluded that it had already paid more than its likely share of removal costs, the Company withdrew from further participation in the removal action as a member of the PRP group.

        The participating PRPs have now substantially completed the removal work required by the UAO, and on September 20, 1994, a proposed final removal allocation formula was circulated for comment and correction. Although the Company's final allocation was determined to be $90,409.10, certain corrections will reduce this amount slightly. It is impossible at this time to estimate whether the Company will recoup amounts overpaid for removal action. The extent to which the site is contaminated has not been assessed, so additional costs associated with assessing and remediating any such site contamination cannot yet be estimated. Consequently, neither the extent, if any, to which the wastes the Company sent to the site may have contributed to site contamination, nor the Company's potential share, if any, of the costs associated with the assessment and remediation of such site contamination, can yet be determined. However, the

Company does not believe that its potential share of any costs related to the site will adversely affect the consolidated financial position of the Company to a material extent.

        (e) On October 23, 1992, the Company received a letter from the EPA requesting information regarding waste generated by the Company and disposed of at a sanitary landfill in Muskego, Wisconsin, which is operated by Waste Management of Wisconsin ("Muskego Landfill"). The Company responded by stating that it had no knowledge of the generation of any solid waste by the Company's former aluminum recycling facility in Oak Creek, Wisconsin, which was disposed of in the Muskego Landfill. Nevertheless, on January 14, 1993, the Company received a CERCLA Section 106 UAO directing that the Company and 45 other respondents/PRPs perform remedial design and action work with respect to the Muskego Landfill.

        The Company and other PRPs formed a PRP Group to formulate allocations for: (i) Waste Management's past response costs, totaling approximately $5.6 million; (ii) a remedial design study for the first phase of remediation, costing approximately $470,000; and (iii) first phase remedial work, costing an estimated $10.5 million. The Company paid $5,998 toward administrative costs for the PRP Group and for its share of the remedial design study. The Company has since paid $17,928 in settlement of the Company's share of the costs relating to past response efforts and the first phase of remediation. The Company's potential share of the ultimate cleanup cost cannot be determined at this time. The Company does not believe that its potential share of any additional costs for the second phase of remediation involving groundwater cleanup will adversely affect the consolidated financial position of the Company to a material extent.

        (f) During the spring of 1992, representatives of the EPA inspected the Company's chemicals manufacturing plant in Geismar, Louisiana. On March 18, 1993, a Complaint, Compliance Order, and Notice of Opportunity for Hearing (the "Multimedia Complaint and Order") was issued to the Company by the EPA.
In the Multimedia Complaint and Order, the EPA alleged multiple count violations of RCRA, CERCLA and the Clean Air Act, for which violations EPA sought civil penalties in the total amount of $298,650. On April 30, 1993, the Company filed its Answer to Complaint and Compliance Order and Request for Hearing (the "Answer") with the EPA. Subsequent to filing the Answer, the Company and EPA settled this matter and the Company entered into an Administrative Consent Agreement and Consent Order pursuant to which the Company paid civil penalties totaling $164,370 to the EPA and $15,000 as a Supplemental Environmental Project to the State of Louisiana.

        (g) By letter dated March 1, 1994, the EPA notified the Company that it was a CERCLA PRP with respect to the Jack's Creek/Sitkin Smelting Superfund Site in Mifflin County, Pennsylvania, where the Sitkin Smelting Company ("Sitkin") operated a secondary smelting facility from 1958 until declaring bankruptcy in 1977.

        EPA claims that there are releases and threatened releases of various hazardous substances from this site. In its March 1 letter, EPA advised that it may order some or all of the PRPs to take response actions at the site, and that EPA may seek recovery of costs which EPA has incurred or may incur in the future with respect to investigation and remediation of the site. By the fall of 1994, EPA had undertaken investigative and response actions which reportedly cost approximately $5,043,000. Although a record of decision ("ROD") for this site is not expected until the second quarter of 1995, the RI/FS prepared by EPA's contractor favors a remedy involving chemical fixation and capping, with an estimated cost of $56.2 million.

        The Company is among some 880 PRPs that EPA claims shipped to the site a total of approximately 286 million pounds of material alleged to contain hazardous substances. During that period, EPA claims that the Company's shipments totaled approximately 1.8 million pounds, over the five year period from 1972-1977.

        Although EPA asserts that the PRPs are jointly and severally responsible under CERCLA for the costs of response at the site, EPA has prepared a volumetric ranking of those who allegedly sent material to the site during 1972-77 period. Under that ranking, EPA has advocated an allocation of percentages among the parties which results in a percentage attributed to the Company of 0.877%. Such number, however, has not been agreed to by the Company or other PRPs as a basis for allocating responsibility at this site.

        In addition to EPA's claims, the Department of the Interior ("DOI") has asserted a natural resources damage claim which it indicated it would be willing to settle for a total payment of approximately $2.2 million. To date, the State natural resource trustees have not asserted claims arising from impacts on State-protected natural resources. Similarly, the Pennsylvania Department of Environmental Resources ("DER") has allegedly incurred costs of investigation and response at the site. DER has indicated that it may assert a claim for such costs, but has not yet formally asserted such a claim or stated the amount of the alleged expenditures.

        The Company and 37 other PRPs have signed a PRP Organization Agreement, forming a PRP Group to respond to claims which may be asserted by EPA, DOI, DER and others. In January 1995, EPA indicated its willingness to enter into negotiations with the PRP Group with respect to a possible "cash-out" settlement of liabilities arising from the site. A negotiating team has been appointed by the PRP Group, but negotiations have not yet been scheduled.

        Under the circumstances, the Company is not able to predict the probability of a favorable or unfavorable outcome, or the amount of potential loss in the event of any unfavorable outcome.

        (h) Eighteen complaints naming the Company have been filed in the District Courts of Jefferson, Ector and Harris Counties, Texas, by individual plaintiffs alleging silicosis arising from exposure to industrial sand used for abrasive blasting which was marketed by the Company from 1988 to 1994. The Company is but one of from 20-40 defendants named in each case. The earliest of these cases was filed in May 1994; the most recent was filed in January 1995. The Company has been dismissed from one case and has settled another for less than $10,000. Although the Company sold its industrial sand business in November, 1994, the Company expects to be served in additional cases in the future, but does not expect at this time that settlements or adverse judgments, if any, will adversely affect the consolidated financial position of the Company to a material extent.

        (i) On October 5, 1994, the Company received an Administrative Complaint, Findings of Violation, Notice of Proposed Assessment of a Civil Penalty and Notice of Opportunity to Request a Hearing Thereon (the "Complaint") from the EPA alleging that the Company violated various provisions of the Clean Water Act at its Geismar, Louisiana, facility. The Complaint proposes to issue a final order assessing civil penalties in the amount of $125,000. The Company has requested a hearing to contest certain of the violations alleged and the amount of the penalty, but no hearing date has yet been set. The Company and EPA are presently engaged in settlement negotiations and the Company believes that this matter may be settled for substantially less than the proposed civil penalty amount.

        (j) On October 6, 1994, a complaint was filed in the United States District Court for the Western District of Oklahoma by 325 individual plaintiffs against 70 defendants, including the Company. Plaintiffs alleged personal injuries and damages arising from exposure to chemicals, solvents, minerals and metals in connection with plaintiffs' employment at Tinker Air Force Base in Oklahoma City, Oklahoma. Plaintiffs sought $1.2 billion in damages from all defendants. Settlement was mutually pursued and based on that settlement, the action against the Company was dismissed with prejudice. Due to the large number of individual plaintiffs, the Company has not yet received executed final settlement agreements. Pursuant to the settlement agreement, the amounts to be paid by the Company may not be disclosed, but the amounts to be paid will not adversely affect the consolidated financial position of the Company to a material extent.

        (k) On November 14, 1994, the EPA filed a Complaint and Notice of Opportunity for Hearing (the "Complaint") against the Company, alleging in ten counts that the Company's Geismar, Louisiana, chemicals plant violated both its PCB incineration permit issued under the Toxic Substance Control Act
(TSCA) and certain regulations promulgated pursuant to TSCA. The Complaint seeks civil penalties in the amount of $158,775. The Company timely filed its answer to the Complaint and has requested a hearing on this matter, but no hearing date has yet been set.

        (l) In 1987, the Company sold its former Neville Island, Pennsylvania, detinning facility to AMG Resources Corporation. Under the terms of the sale and subsequent agreements, the Company retained responsibility for the assessment of environmental contamination at the site, the preparation of a remediation plan for submission to appropriate environmental agencies, and the implementation of the approved remediation plan.

        In 1991, the Company prepared and submitted to the Pennsylvania Department of Environmental Resources ("DER") the results of an extensive site investigation. Subsequently, the Company's independent consultants prepared a remediation proposal, and on November 18, 1994, the Company presented its remediation concept to DER representatives. At that time, DER indicated that it was potentially willing to consider the proposed remediation concept, and requested submission of certain additional information. DER further stated that it intended to negotiate and enter into a Consent Order setting forth the Company's remediation obligations at the Site. If such a Consent Order is not agreed upon, it is considered probable that DER will assert claims with respect to remediation of the site through issuance of a UAO. Under the circumstances, the Company cannot predict the probability of a favorable or unfavorable outcome, nor the amount of any costs in excess of current reserves.

        Note 9, Other Commitments and Contingent Liabilities on page 47 of the Company's 1994 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 1994.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, positions and ages of the executive officers of the Company are as follows:

NAME                          POSITION                                     AGE

Herbert A. Sklenar        Chairman, Chief Executive Officer and Director    63

William J. Grayson, Jr.   Vice Chairman                                     64

Peter J. Clemens, II      Senior Vice President, West - Construction
                              Materials Group                               51

Guy K. Mitchell, Jr.      Senior Vice President, East - Construction
                              Materials Group                               46

Michael J. Ferris         President, Chemicals Division                     50

R. Morrieson Lord         Senior Vice President, Human Resources            64

William F. Denson, III    Vice President-Law and Secretary                  51

Daniel F. Sansone         Vice President-Finance and Treasurer              42

        The principal occupations of the executive officers during the past five years are set forth below:

        Herbert A. Sklenar was elected President and Chief Executive Officer in May 1986. He was elected to his present position in May 1992.

        William J. Grayson, Jr., was elected Vice Chairman effective March 7, 1995. He served as Executive Vice President, Construction Materials Group, prior thereto.

        Peter J. Clemens, III, served as Senior Vice President, Finance, until January 1, 1994, when he was appointed Senior Vice President-West, Construction Materials Group.

        Guy K. Mitchell, Jr., served as President, Chattanooga Division, until May 1991, when he was appointed Senior Vice President-East, Construction Materials Group.

        Michael J. Ferris was appointed President, Chemicals Division, in May 1987.

        R. Morrieson Lord was elected Senior Vice President, Human Resources, in April 1979.

        William F. Denson, III, has served continuously as Secretary since April 1981. He served as Assistant General Counsel until May 1992, when he was elected Vice President and Assistant General Counsel, and was elected Vice President-Law effective January 1, 1994.

        Daniel F. Sansone served as Controller until May 1991, when he was elected Vice President and Controller, and was elected Vice President-Finance and Treasurer effective January 1, 1994.


                                           PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

           "Common Stock Market Prices and Dividends" on page 26 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

           "Selected Financial Data" on page 23 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           "Management's Discussion and Analysis" on pages 27 through 35 and "Financial Terminology" on page 51 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The following information relative to this item is included in the Company's 1994 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

                                                                          PAGE

Financial Statements and Notes                                             38

Management's Responsibility for Financial Reporting and Internal Control   50

Independent Auditors' Report                                               50

Supplementary Information-Quarterly Financial Data (Unaudited)             36

           With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6, 7, 8 and 14, the Company's 1994 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           No information is required to be included herein pursuant to Item 304 of Regulation S-K.


                                          PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Within 120 days of the close of the Company's fiscal year on December 31, 1994, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "1995 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 1995 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is also made to the information provided in Part I, Item 4a, of this Annual Report on Form 10-K. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) during 1994, and of Form 5 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) with respect to 1994, the Company has identified certain persons subject to Section 16(a) of the Securities Exchange Act of 1934 who failed to file on a timely basis required forms. Information concerning such failures under the heading "Compliance with the Securities Exchange Act" included in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

             The information under the headings "Compensation of Directors," "Executive Compensation," "Shareholder Return Performance Presentation," "Retirement Income Plan" and "Employee Special Severance Plan" included in the Company's 1995 Proxy Statement is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

             The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Holdings of Management" included in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             No information is required to be included herein pursuant to Item 404 of Regulation S-K, which requires disclosure of certain information with respect to certain relationships or related transactions of the directors and management.


                                           PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a) (1) FINANCIAL STATEMENTS

             The following financial statements are included in the Company's 1994 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:
                                                                          PAGE

             Consolidated Statements of Earnings                           38

             Consolidated Balance Sheets                                   39

             Consolidated Statements of Cash Flows                         40

             Consolidated Statements of Shareholders' Equity               41

             Notes to Financial Statements                                 42

             Management's Responsibility for Financial Reporting and
             Internal Control                                              50

             Independent Auditors' Report                                  50

             Supplementary Information-Quarterly Financial Data
             (Unaudited)                                                   36

             (a) (2) FINANCIAL STATEMENT SCHEDULES

             The following financial statement schedule for the years ended December 31, 1994, 1993 and 1992 is included in Part IV of this report on the indicated pages:

             Schedule II   Valuation and Qualifying Accounts and Reserves  21

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

     (a) (3) EXHIBITS

     The exhibits required by Item 601 of Regulation S-K and indicated below, other than Exhibits (11) and (12) which are on pages 22 and 23 of this report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission and the New York Stock Exchange. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon payment of the costs of copying and transmitting the same.

     (3)(i) Certificate of Incorporation (Restated 1988) of the Company.
Exhibit 3(a) to the Company's 1988 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).

     (3)(ii) By-laws of the Company, as restated February 2, 1990, and as last amended March 5, 1995. (pages 29 through 48 of the bound exhibits)

     (4) Exhibits 1 (Distribution Agreement by and among the Company,
Goldman, Sachs & Co., Lehman Brothers and Salomon Brothers Inc) and 4 (Indenture by and between the Company and Morgan Guaranty Trust Company of New York) to the Form S-3 filed with the Securities and Exchange Commission by the Company on May 2, 1991, and registering $200,000,000 in debt securities is incorporated herein by reference. Form 8-K Report filed with the Securities and Exchange Commission by the Company on May 14, 1991, is incorporated herein by reference. The Company hereby agrees to furnish the Securities and Exchange Commission, upon request, all instruments defining the rights of holders of its other long-term debt or that of any of its consolidated subsidiaries.

     (10)(a) The Management Incentive Plan of the Company, as last amended and restated. Exhibit 10(a) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

     (10)(b) The 1981 Long-Range Performance Share Plan of the Company, as last amended and restated. Exhibit 10(b) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

     (10)(c) The 1991 Long-Range Performance Share Plan of the Company. Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991 ("1991 Proxy Statement"), is incorporated herein by reference (File No. 1-4033).*

     (10)(d) The Plan for Directors Emeriti and Other Eligible Directors, as last amended and restated. Exhibit 10(c) to the Company's 1990 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

     (10)(e) The Unfunded Supplemental Benefit Plan for Salaried Employees.
Exhibit 10(d) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

     (10)(f) The Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as last amended and restated on December 8, 1992. Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 20, 1993 is incorporated herein by reference.*

     (10)(g) The 1983 Long-Term Incentive Plan, as last amended and restated.
Exhibit 10(f) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

     (10)(h) The Stock Plan for Nonemployee Directors. Exhibit B to the Company's 1991 Proxy Statement is incorporated herein by reference (File No. 1-4033).*

     (10)(i) The Employee Special Severance Plan of the Company. Exhibit 10(g) to the Company's 1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

     (11) Computation of Earnings Per Share for the five years ended December 31, 1994. (page 22 of this report)

     (12) Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1994. (page 23 of this report)

     (13) The Company's 1994 Annual Report to Shareholders. (pages 49 through 116 of the bound exhibits)

     (21) List of the Company's subsidiaries as of December 31, 1994. (page 117 of the bound exhibits)

     (24) Powers of Attorney for all directors whose names are signed to this report pursuant to such Powers of Attorney. (pages 118 through 127 of the bound exhibits)

     (27) Financial Data Schedule (electronic filing only)

     Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1994, will be filed as one or more amendments to this Form 10-K on or before June 29, 1995, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

*    Management Contract or Compensatory Plan.

     (b) REPORTS ON FORM 8-K

     None.

                                INDEPENDENT AUDITORS' REPORT


Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 1994, 1993 and 1992 and for the years then ended, and have issued our report thereon dated February 3, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Vulcan Materials Company and its subsidiary companies, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.



DELOITTE & TOUCHE LLP

Birmingham, Alabama
February 3, 1995

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VULCAN MATERIALS COMPANY
                                (Registrant)


March 29, 1995         By /s/  H. A. Sklenar
     Date              H. A. Sklenar
                       Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                 Title                                Date


/s/ H. A. Sklenar      Chairman, Chief Executive                March 29, 1995
H. A. Sklenar          Officer and Director
                       (Principal Executive Officer)

/s/ D. F. Sansone      Vice President-Finance and Treasurer     March 29, 1995
D. F. Sansone          (Principal Financial Officer and
                       Principal Accounting Officer)

The following directors:

Marion H. Antonini             Director

Livio D. DeSimone              Director

William J. Grayson, Jr.        Director

John K. Greene                 Director

Richard H. Leet                Director

Douglas J. McGregor            Director

Ann D. McLaughlin              Director

Page 24

James V. Napier                Director

Donald B. Rice                 Director

Orin R. Smith                  Director

By /s/ William F. Denson, III                                   March 29, 1995
     William F. Denson, III
     Attorney-in-Fact for
     each of the ten
     directors listed above

Page 25