Form 10-Q
period 1995-03-31
VULCAN MATERIALS CO
filed 1995-05-15
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares outstanding
             Class                                 at April 30, 1995
Common Stock, $1 Par Value                             35,858,944


                         VULCAN MATERIALS COMPANY

                                FORM 10-Q
                      QUARTER ENDED MARCH 31, 1995


                                Contents



                                                                    Page No.
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Condensed Consolidated Balance Sheets ................
                 Condensed Consolidated Statements of Earnings.........
                 Condensed Consolidated Statements of Cash Flows.......
                 Notes to Condensed Consolidated Financial Statements..
                 Exhibit 11 - Computation of Earnings Per Share........
                 Exhibit 12 - Computation of Ratio of Earnings
                    to Fixed Charges ..................................

         Item 2. Management's Discussion and Analysis of Results
                    of Operations and Financial Condition..............

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.....................


SIGNATURES............................................................


                           PART I.  FINANCIAL INFORMATION
      Item 1.  Financial Statements

                  VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS*
                               (Amounts in thousands)

                                                          March 31,  December 31,  March 31,
                             Assets                            1995        1994         1994
Current assets
  Cash and cash equivalents..........................    $    1,502  $    7,717   $        2
  Accounts and notes receivable, less allowance for
    doubtful accounts: Mar. 31, 1995, $8,571; Dec. 31,
    1994, $8,244; Mar. 31, 1994, $7,447..............       186,724     182,128      149,028
  Inventories:
    Finished products................................        88,744      77,721       82,964
    Raw materials....................................        10,947       9,248        5,553
    Products in process..............................         1,110         623        1,271
    Operating supplies and other.....................        26,434      24,889       24,706

         Total inventories...........................       127,235     112,481      114,494
  Deferred income taxes..............................        28,034      29,074       26,053
  Prepaid expenses...................................         6,528       5,398       10,367

         Total current assets........................       350,023     336,798      299,944

Investments and long-term receivables................        58,859      58,138       56,689
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: Mar. 31,
  1995, $1,121,863; Dec. 31, 1994, $1,107,132; Mar. 31,
  1994, $1,060,169....................................      698,817     701,757      658,633
Deferred charges and other assets.....................       83,223      84,451       64,803

         Total........................................   $1,190,922  $1,181,144   $1,080,069

         Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term obligation...........  $    4,703  $    4,687   $    1,745
  Notes payable........................................      33,689      42,779        7,457
  Other current liabilities............................     184,856     163,882      143,300

         Total current liabilities.....................     223,248     211,348      152,502
Long-term obligations..................................      97,193      97,380      101,956
Deferred income taxes..................................      82,823      82,507       75,121
Other noncurrent liabilities...........................      55,516      58,280       57,323
Other commitments and contingent liabilities...........
Shareholders' equity...................................     732,142     731,629      693,167

         Total.........................................  $1,190,922  $1,181,144   $1,080,069

*Balance sheets as of March 31 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.


                    VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts and shares in thousands, except per share data)

                                                            Three Months Ended
                                                                  March 31*
                                                             1995           1994
    Net sales...........................................$ 294,388     $  216,893
    Cost of goods sold..................................  235,602        195,883

    Gross profit on sales...............................   58,786         21,010
    Selling, administrative and general expenses........   37,394         27,841
    Other operating costs...............................    1,243          1,338
    Other income, net...................................    6,853          2,695
    Earnings (loss) before interest expense
      and income taxes..................................   27,002         (5,474)
    Interest expense....................................    2,521          2,210
    Earnings (loss) before income taxes.................   24,481         (7,684)
    Provision for income taxes..........................    8,519         (2,458)

    Net earnings (loss).................................$  15,962     $   (5,226)

    Primary and fully diluted earnings (loss) per
      share of common stock.............................    $0.44         ($0.14)

    Average common and common equivalent
      shares outstanding**..............................   36,094         36,718

    Cash dividends per share of common stock............   $0.365          $0.33

    Depreciation, depletion and amortization
      deducted above....................................  $26,848        $26,834

    Effective tax rate..................................     34.8%          32.0%

    * Unaudited

    **Primary and fully diluted earnings (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents represent the number of shares contingently issuable under a long-range performance share plan. Refer to Exhibit 11 for computation.

    The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                    VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts in thousands)

                                                                   Three Months Ended
                                                                          March 31*
                                                                     1995        1994
    Operations
    Net earnings (loss).........................................$  15,962   $  (5,226)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by continuing operations:
        Depreciation, depletion and amortization................   26,848      26,834
        Increase in assets before effects of
          business acquisitions.................................  (19,440)     (8,630)
        Increase in liabilities before effects of
          business acquisitions.................................   16,917       2,168
        Other, net..............................................   (2,910)        939
           Net cash provided by continuing operations...........   37,377      16,085
    Net cash used for discontinued operations...................     (327)       (139)
           Net cash provided by operations......................   37,050      15,946

    Investing Activities
    Purchases of property, plant and equipment..................  (24,204)    (23,475)
    Proceeds from sale of property, plant and equipment.........    5,987       3,031
    Investment in nonconsolidated companies.....................     (577)       (328)
    Withdrawal of earnings from nonconsolidated companies.......      250           -
           Net cash used for investing activities...............  (18,544)    (20,772)

    Financing Activities
    Net borrowings - commercial paper and bank lines of credit..   (9,090)      7,400
    Payment of short-term debt..................................     (157)       (164)
    Payment of long-term debt...................................      (15)     (4,357)
    Purchases of common stock...................................   (2,372)          -
    Dividends paid..............................................  (13,087)    (12,047)
           Net cash used for financing activities...............  (24,721)     (9,168)

    Net decrease in cash and cash equivalents...................   (6,215)    (13,994)
    Cash and cash equivalents at beginning of year..............    7,717      13,996
    Cash and cash equivalents at end of period..................$   1,502   $       2

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest (net of amount capitalized)..................$     846   $     423
          Income taxes..........................................    1,385         815

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
        Liabilities assumed in business acquisition.............        -       5,761
        Fair value of stock issued in business acquisition......        -       7,476

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

3. Subsequent Events

   Albright & Wilson Americas Inc. signed a memorandum of understanding on April 5, 1995, with Vulcan Materials Company to sell its wholly owned subsidiary, Rio Linda Chemical Company, Inc. to Vulcan. Rio Linda, based in Sacramento, California, manufactures small-scale chlorine dioxide generators for the food and water industries. In the year ending December 31, 1994, Rio Linda achieved sales of $12.1 million. The sale to Vulcan is expected to close on May 31, 1995.


                                           EXHIBIT 11
                                COMPUTATION OF EARNINGS PER SHARE
                   (Amounts and shares in thousands, except per share data)

                                                           Three Months Ended
                                                                 March 31
                                                             1995       1994
Primary and fully diluted earnings (loss):

  Average common shares outstanding                        35,867     36,491

  Common share equivalents:

    Performance share plan                                    227        227

          Total shares                                     36,094     36,718



 Net earnings (loss)                                      $15,962    $(5,226)

 Primary and fully diluted earnings (loss)
      per share of common stock:                             0.44     ($0.14)


                                               EXHIBIT 12
                           VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                         (Amounts in thousands)

                                                                For the Years Ended December 31
                                                         1994      1993      1992      1991      1990
    Fixed charges:
      Interest expense before
        capitalization credits              .........$ 10,699  $ 10,187  $ 10,441  $ 11,336  $  9,349
      Amortization of financing costs       ..........    114       115       116        75        44
      One-third of rental expense           .......... 10,393     7,375     8,711     4,815     5,678
        Total fixed charges                 .........$ 21,206  $ 17,677  $ 19,268  $ 16,226  $ 15,071

    Net earnings from continuing
      operations                            .........$ 97,976  $ 88,229  $ 90,980  $ 52,580  $120,278
    Provision for income taxes              .......... 47,930    36,993    39,746    20,867    58,951
    Fixed charges                           .......... 21,206    17,677    19,268    16,226    15,071
    Capitalized interest credits            ..........   (878)   (1,016)     (673)     (131)   (1,591)
    Amortization of capitalized interest    ..........    997       882       792       840       705
    Earnings from continuing operations
      before income taxes as adjusted       .........$167,231  $142,765  $150,113  $ 90,382  $193,414

    Ratio of earnings to fixed charges      ..........    7.9       8.1       7.8       5.6      12.8

                                         For the Three Months
                                         Ended March 31, 1995
    Fixed charges:
     Interest expense before
        capitalization credits              .........$  2,681
     Amortization of financing costs        ..........     28
     One-third of rental expense            ..........  1,964
                 Total fixed charges        .........$  4,673


    Net earnings                            .........$ 15,962
    Provision for income taxes              ..........  8,519
    Fixed charges                           ..........  4,673
    Capitalized interest credits            ..........   (160)
    Amortization of capitalized interest    ..........    266
    Earnings before income taxes
     as adjusted                            .........$ 29,260

    Ratio of earnings to fixed charges      ..........    6.3

    NOTE: Since 1987, the Company has guaranteed a portion of certain debts of two of the entities through which it participates in the Crescent Market Project. In addition, since February 1994, the Company has guaranteed a portion of certain debt of a third entity. The fixed charges associated with such guaranties (under which the Company has not been required to make any payments) for the three months ended March 31, 1995, were $710,000 and for the one-year periods ended December 31, 1994, 1993, 1992, 1991, and 1990 were $2,666,000, $2,731,000, $3,583,000, $3,525,000 and $2,535,000, respectively. Because the Company's ownership interest in the Crescent Market Project are accounted for by the equity method, these amounts have not been included in the computation of the ratios of earnings to fixed charges presented above.



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


                        RESULTS OF OPERATIONS

           CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
      FIRST QUARTER 1995 AS COMPARED WITH FIRST QUARTER 1994


Vulcan's first quarter sales were at a record level and net earnings improved substantially from the 1994 result. Net earnings were $16.0 million, or 44 cents per share, as compared with a net loss of $5.2 million, or 14 cents per share in 1994's first quarter.

Sales for the first quarter were $294.4 million, up 36% from last year's total of $216.9 million. The segment detail of that increase is as follows:

                                         First Quarter Sales

                                   1995          1994         Increase

      Construction Materials      $155.5        $133.5         $22.0
      Chemicals                    138.9          83.4          55.5

      Total                       $294.4        $216.9         $77.5


Construction Materials reported record first quarter sales, reflecting a 16% increase from the 1994 first quarter. The increase reflects continued improvement in the demand for crushed stone as well as higher unit selling prices. Favorable weather conditions in the first quarter also contributed to the improved result. Shipments and average prices of crushed stone in the quarter increased 15% and 4%, respectively, from last year's levels. Chemicals sales were also at a record first quarter level and increased 67% from last year's first quarter. The increase partially reflects the acquisition of Callaway Chemical Company as of August 1, 1994. Excluding the effect of that acquisition, first quarter Chemicals sales increased 37% due principally to sharply higher caustic soda prices and higher prices for chlorinated organic products.

Cost of goods sold in the first quarter of 1995 increased 20% from the 1994 level. The increase reflects the acquisition of Callaway Chemical Company, higher raw material prices in the Chemicals segment and higher Construction Materials volume.

Earnings before interest expense and income taxes were $27.0 million as compared to a loss of $5.5 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):

                                      First Quarter Earnings Before
                                    Interest Expense and Income Taxes

                                    1995           1994      Increase

      Construction Materials       $10.5         $(1.4)        $11.9
      Chemicals                     16.5          (4.2)         20.7
         Segment earnings *         27.0          (5.6)         32.6
      Interest income, etc.            -            .1           (.1)

         Total                     $27.0         $(5.5)        $32.5


         * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services.

The Construction Materials segment increase reflects higher volume and prices, the effects of which were partially offset by increased operating costs. In the first quarter of 1995, the Company sold its Iowa crushed stone operations and four sand and gravel operations in northeast Indiana for a pretax gain of $3.8 million. The first quarter of 1994 included nonrecurring gains on sales of assets of $1.5 million. The Chemicals segment improvement reflects the effects of higher selling prices for caustic soda and for chlorinated organic products, which were partially offset by higher raw materials costs. Average caustic soda prices were over three times the first quarter 1994 level and were up 31% from the fourth quarter of 1994. In addition, Chemicals benefited from the earnings of Callaway Chemical Company in the first quarter.

Selling, administrative and general expenses of $37.4 million for the first quarter of 1995 increased 34% from the 1994 level. This increase reflects principally the effect of the Callaway Chemical Company acquisition and higher provisions for management incentive plans.

Other income, net of other charges, was $6.9 million in the first quarter as compared with the 1994 total of $2.7 million. The favorable comparison reflects an increase in gains on sales of assets, including the aforementioned gain from the sale of the Iowa and Indiana operations. In addition, results from the Crescent Market Project (the Company's joint venture to supply limestone from Mexico to the U.S. Gulf Coast) improved again in 1995.

The provision for income taxes for the current quarter was $8.5 million, as compared with last year's first quarter credit of $2.5 million. The increase primarily reflects the higher pretax earnings. The effective tax rate for the quarter was 34.8%, up from last year's first quarter rate of 32.0%.

On April 24, 1995, H.A. Sklenar, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

         "Both of Vulcan's businesses reported much stronger first quarter results in 1995. For Construction Materials, the 15% increase in stone shipments reflected stronger demand as well as relatively favorable weather conditions. All major sectors of demand for aggregates, with the exception of residential construction, were stronger in 1995 as compared with a year earlier. We currently expect further growth in total aggregate demand during the remainder of the year - albeit at a rate of increase less than the increase in our first quarter stone shipments. The result should be another year of record Construction Materials earnings.

         "The recovery in caustic soda prices was the major factor contributing to the improved sales and earnings in the Chemicals segment. In addition, stronger market conditions for chlorinated organic product permitted price increases in excess of raw material cost increases for the first time since raw material costs began to increase sharply in the second quarter of 1994. Favorable market conditions for caustic and for chlorinated organics, and inclusion of the full year's results of Callaway Chemical Company will continue to benefit 1995 earnings comparisons for the segment. The result should be a substantial earnings recovery for our Chemicals business in 1995.

         "Vulcan's first quarter performance enhances our expectation that 1995 will be a year of record net earnings and earnings per share for the Company. "


                  LIQUIDITY AND CAPITAL RESOURCES

     CONDENSED CONSOLIDATED BALANCE SHEETS - MARCH 31, 1995
      AS COMPARED WITH DECEMBER 31, 1994 AND MARCH 31, 1994

                               AND

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             COMPARISONS FOR THE YEAR TO DATE AS OF
                MARCH 31, 1995 AND MARCH 31, 1994


Working Capital

Working capital, exclusive of debt and cash items, totaled $166.8 at March 31, 1995, and approximated the 1994 year-end amount of $166.6 million.
Inventories increased due primarily to seasonal build-ups in the Construction Materials segment, offset by higher current liabilities. Working capital at March 31, 1995 increased 4% from the same date last year. Higher receivables and inventories due to increased sales and the acquisition of Callaway Chemical Company were offset by higher current liabilities.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.6 as of March 31, 1995. This was equal to the year-end 1994 ratio but down from a 2.0 ratio at March 31, 1994.

Cash Flows

Net cash provided by continuing operations totaled $37.4 million in the first quarter of 1995, up sharply from the $16.1 million generated in the same period last year. The increase reflects primarily higher earnings. Cash used for investing activities was $18.5 million as compared with the 1994 total of $20.8 million. Net cash used for financing activities totaled $24.7 million, up from the 1994 amount of $9.2 million. The change reflects principally a decrease in net borrowings.

Cash and cash equivalents, which totaled $1.5 million at March 31, 1995, decreased $6.2 million in the first quarter of 1995 as compared with a decrease of $14.0 million in the same period last year.

On February 16, 1995, the Board of Directors authorized a quarterly dividend of 36 1/2 cents per common share. The new dividend represents a 10.6% (3 1/2 cents per share) increase over quarterly dividends paid in 1994.

Property Additions

Property additions totaled $26.1 million in 1995 as compared with $29.4 million in the first quarter of 1994. In the first quarter of 1994, the Company acquired Peroxidation Systems Inc.

Short-Term Borrowings

Short-term borrowings as of March 31, 1995 and 1994 consisted of notes payable to banks totaling $33.7 million and $7.5 million, respectively.

Long-Term Obligations

As of March 31, 1995, long-term obligations were 10% of long-term capital and 13.3% of shareholders' equity; the corresponding 1994 percentages were 11.0% and 14.7%.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 47,700 shares of common stock were purchased in the first quarter of 1995 at a total cost of $2.4 million, equal to an average price of $49.72 per share. There were no purchases of common stock in the first quarter of 1994.


                     PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits furnished in accordance with Item 601 of Regulation S-K and included in Part I:

             Exhibit 11 - Computation of Earnings per Share
             Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

        (b) Reports on Form 8-K

           There were no reports on Form 8-K filed for the three months ended March 31, 1995.




                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              VULCAN MATERIALS COMPANY



Date                          /s/ D. F. Sansone
                              D. F. Sansone
                              Vice President, Finance