Form 10-Q
period 1995-06-30
VULCAN MATERIALS CO
filed 1995-08-14
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1995

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Shares outstanding
       Class                                           at June 30, 1995
Common Stock, $1 Par Value                                35,879,487

                       VULCAN MATERIALS COMPANY

                               FORM 10-Q
                      QUARTER ENDED JUNE 30, 1995

                               Contents

                                                                 Page No.

PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Balance Sheets                  1
                   Condensed Consolidated Statements of Earnings          2
                   Condensed Consolidated Statements of Cash Flows        3
                   Notes to Condensed Consolidated Financial Statements   4
                   Exhibit 11 - Computation of Earnings Per Share         5
                   Exhibit 12 - Computation of Ratio of Earnings
                      to Fixed Charges                                    6

         Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition               7


PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                     15
         Item 6.   Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                               16


                                     PART I.  FINANCIAL INFORMATION
       Item 1.  Financial Statements

                           VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS*

                                         (Amounts in thousands)

                                                                    June 30,  December 31,   June 30,
                               Assets                                   1995        1994         1994
    Current assets
      Cash and cash equivalents..................................$         2  $    7,717  $    19,932
      Accounts and notes receivable, less allowance for
        doubtful accounts: June 30, 1995, $8,381; Dec. 31,
        1994, $8,244; June 30, 1994, $7,594......................    219,711     182,128      198,409
      Inventories:
        Finished products........................................     91,153      77,721       77,786
        Raw materials............................................     11,283       9,248        5,487
        Products in process......................................      1,129         623        1,318
        Operating supplies and other.............................     26,821      24,889       25,546
             Total inventories...................................    130,386     112,481      110,137
      Deferred income taxes......................................     26,968      29,074       26,142
      Prepaid expenses...........................................     16,691       5,398       19,213
             Total current assets................................    393,758     336,798      373,833
    Investments and long-term receivables........................     61,397      58,138       56,641
    Property, plant and equipment, at cost less accumulated
      depreciation, depletion and amortization: June 30,
      1995, $1,142,025; Dec. 31, 1994, $1,107,132; June 30,
      1994, $1,080,037...........................................    710,862     701,757      660,063
    Deferred charges and other assets............................     89,667      84,451       64,482
             Total...............................................$ 1,255,684  $1,181,144  $ 1,155,019

             Liabilities and Shareholders' Equity

    Current liabilities
      Current maturities of long-term obligations................$     5,720  $    4,687  $     4,749
      Notes payable..............................................     71,048      42,779       45,233
      Trade payables and accruals................................     99,752     102,394      100,186
      Other current liabilities..................................     78,798      61,488       59,209
             Total current liabilities...........................    255,318     211,348      209,377
    Long-term obligations........................................     91,927      97,380       97,698
    Deferred income taxes........................................     82,570      82,507       76,454
    Other noncurrent liabilities.................................     61,540      58,280       55,647
    Other commitments and contingent liabilities
    Shareholders' equity.........................................    764,329     731,629      715,843
             Total...............................................$ 1,255,684  $1,181,144  $ 1,155,019

    *Balance sheets as of June 30 are unaudited.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.


                             VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                        (Amounts and shares in thousands, except per share data)

                                                            Three Months Ended         Six Months Ended
                                                                  June 30*                  June 30*
                                                             1995         1994         1995         1994
    Net sales...........................................$ 382,819    $ 326,704    $ 677,207    $ 543,597
    Cost of goods sold................................... 269,632      249,355      505,234      445,238
    Gross profit on sales................................ 113,187       77,349      171,973       98,359
    Selling, administrative and general expenses.........  38,788       28,631       76,182       56,472
    Other operating costs................................     998        1,199        2,241        2,537
    Other income, net....................................   3,485        4,170       10,338        6,865
    Earnings before interest
      expense and income taxes...........................  76,886       51,689      103,888       46,215
    Interest expense.....................................   3,075        2,205        5,596        4,415
    Earnings before income taxes.........................  73,811       49,484       98,292       41,800
    Provision for income taxes...........................  26,080       15,750       34,599       13,292
    Net earnings .......................................$  47,731    $  33,734    $  63,693    $  28,508

    Primary and fully diluted earnings per
      share of common stock..............................   $1.32        $0.92        $1.76        $0.78

    Average common and common equivalent
      shares outstanding**...............................  36,188       36,771       36,143       36,743

    Cash dividends per share of common stock.............  $0.365        $0.33    $    0.73    $    0.66

    Depreciation, depletion and amortization
      deducted above..................................... $27,270      $25,802      $54,118      $52,636

    Effective tax rate...................................    35.3%        31.8%        35.2%        31.8%

    * Unaudited

    **Primary and fully diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents represent the number of shares contingently issuable under long-range performance share plans and the stock plan for non-employee directors. Refer to Exhibit 11 for computation.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.


                     VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in thousands)

                                                                        Six Months Ended
                                                                             June 30*
                                                                         1995        1994
    Operations
    Net earnings ...................................................$  63,693   $  28,508
    Adjustments to reconcile net earnings to net cash
      provided by continuing operations:
        Depreciation, depletion and amortization....................   54,118      52,636
        Increase in assets before effects of
          business acquisitions.....................................  (61,030)    (62,589)
        Increase in liabilities before effects of
          business acquisitions.....................................   16,048      17,890
        Other, net..................................................   (4,173)      1,744
           Net cash provided by continuing operations...............   68,656      38,189
    Net cash used for discontinued operations.......................     (605)       (415)
           Net cash provided by operations..........................   68,051      37,774

    Investing Activities
    Purchases of property, plant and equipment......................  (63,048)    (51,109)
    Payment for business acquisitions (net of acquired cash)........  (12,177)          -
    Proceeds from sale of property, plant and equipment.............    8,107       5,131
    Investment in nonconsolidated companies.........................   (1,016)     (1,159)
    Withdrawal of earnings from nonconsolidated companies...........      250           -
           Net cash used for investing activities...................  (67,884)    (47,137)

    Financing Activities
    Net borrowings - commercial paper and bank lines of credit......   28,270      45,233
    Payment of short-term debt......................................   (4,399)     (1,459)
    Payment of long-term debt.......................................      (22)     (4,374)
    Purchases of common stock.......................................   (5,554)          -
    Dividends paid..................................................  (26,177)    (24,101)
           Net cash provided by (used for) financing activities.....   (7,882)     15,299

    Net increase (decrease) in cash and cash equivalents............   (7,715)      5,936
    Cash and cash equivalents at beginning of year..................    7,717      13,996
    Cash and cash equivalents at end of period......................$       2   $  19,932

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest (net of amount capitalized)......................$   5,398   $   4,283
          Income taxes..............................................   17,717       3,597

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
        Liabilities assumed in business acquisition.................$   1,382   $   5,761
        Fair value of stock issued in business acquisition..........        -       7,476

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



                                  EXHIBIT 11
                       COMPUTATION OF EARNINGS PER SHARE
           (Amounts and shares in thousands, except per share data)

                                        Three Months Ended     Six Months Ended
                                              June 30               June 30
                                           1995       1994       1995      1994

Primary and fully diluted earnings:

   Average common shares outstanding.... 35,870     36,521     35,870    36,505

   Common share equivalents:

      Performance share plan................318        250        273       238

            Total shares.................36,188     36,771     36,143    36,743

    Net earnings........................$47,731   $ 33,734   $ 63,693   $28,508


    Primary and fully diluted earnings
      per share of common stock:........$  1.32   $   0.92   $   1.76   $  0.78


                                               EXHIBIT 12
                           VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                         (Amounts in thousands)

                                                              For the Years Ended December 31
                                                         1994      1993      1992      1991      1990
    Fixed charges:
      Interest expense before
        capitalization credits                       $ 10,699  $ 10,187  $ 10,441  $ 11,336  $  9,349
      Amortization of financing costs                     114       115       116        75        44
      One-third of rental expense                      10,393     7,375     8,711     4,815     5,678
        Total fixed charges                          $ 21,206  $ 17,677  $ 19,268  $ 16,226  $ 15,071

    Net earnings from continuing
      operations                                     $ 97,976  $ 88,229  $ 90,980  $ 52,580  $120,278
    Provision for income taxes                         47,930    36,993    39,746    20,867    58,951
    Fixed charges                                      21,206    17,677    19,268    16,226    15,071
    Capitalized interest credits                         (878)   (1,016)     (673)     (131)   (1,591)
    Amortization of capitalized interest                  997       882       792       840       705
    Earnings from continuing operations
      before income taxes as adjusted                $167,231  $142,765  $150,113  $ 90,382  $193,414

    Ratio of earnings to fixed charges                    7.9       8.1       7.8       5.6      12.8

                                            For the Six Months
                                            Ended June 30, 1995
    Fixed charges:
     Interest expense before
        capitalization credits                       $  5,832
     Amortization of financing costs                       55
     One-third of rental expense                        4,283
                 Total fixed charges                 $ 10,170


    Net earnings                                     $ 63,693
    Provision for income taxes                         34,599
    Fixed charges                                      10,170
    Capitalized interest credits                         (236)
    Amortization of capitalized interest                  530
    Earnings before income taxes
     as adjusted                                     $108,756

    Ratio of earnings to fixed charges                   10.7

    NOTE: Since 1987, the Company has guaranteed a portion of certain debts of two of the entities through which it participates in the Crescent Market Project. In addition, since February 1994, the Company has guaranteed a portion of certain debt of a third entity. The fixed charges associated with such guaranties (under which the Company has not been required to make any payments) for the six months ended June 30, 1995, were $1,404,000 and for the one-year periods ended December 31, 1994, 1993, 1992, 1991, and 1990 were $2,666,000, $2,731,000, $3,583,000, $3,525,000 and $2,535,000, respectively. Because the Company's ownership interest in the Crescent Market Project are accounted for by the equity method, these amounts have not been included in the computation of the ratios of earnings to fixed charges presented above.


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

                            RESULTS OF OPERATIONS

                CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
          SECOND QUARTER 1995 AS COMPARED WITH SECOND QUARTER 1994

Sales in the second quarter were $382.8 million, up 17% from last year's second quarter level. The segment detail of that increase is as follows (amounts in millions):
                                                  Second Quarter Sales
                                             1995         1994      Increase

      Construction Materials               $238.2        $236.8      $  1.4
      Chemicals                             144.6          89.9        54.7
      Total                                $382.8        $326.7      $ 56.1


Construction Materials sales were up slightly from last year's second quarter total. Shipments of crushed stone were virtually equal to last year's level, while stone prices increased 5%. Second quarter shipments were affected by
unfavorable weather in some market areas.   Chemicals sales were up 61% from
last year's level. The increase partially reflects the results of Callaway Chemical Company, which was acquired August 1, 1994. Excluding the effect of that acquisition, Chemicals sales increased 34% in the quarter due principally to sharply higher caustic soda prices and higher prices for chlorinated organic products.

Cost of goods sold in the second quarter of 1995 increased 8% from the 1994 level. The increase reflects the acquisition of Callaway Chemical Company, higher raw material prices in the Chemicals segment and higher Construction Materials costs. As a percentage of sales, cost of goods sold was 70% in the second quarter of 1995 and 76% for the same period last year.

Selling, administrative and general expenses of $38.8 million increased 35% from the 1994 second quarter level. This reflects principally the effect of the Callaway Chemical Company acquisition and higher provisions for management incentive plans.

Other income, net of other charges, was $3.5 million in the second quarter as compared with the 1994 total of $4.2 million. The comparison reflects lower gains on the sales of assets, partially offset by improved results from the Crescent Market Project (the Company's joint venture to supply limestone from Mexico to the U.S. Gulf Coast).

Earnings before interest expense and income taxes were $76.9 million, up 49% from comparable 1994 earnings. The segment detail of this result is shown in the following summary (amount in millions):

                                         Second Quarter Earnings (Loss) Before
                                           Interest Expense and Income Taxes

                                                                    Increase
                                             1995          1994    (Decrease)

      Construction Materials                $53.7         $55.8      $ (2.1)
      Chemicals                              23.2          (4.2)       27.4
        Segment earnings                     76.9          51.6        25.3
      Interest income, etc.                   -              .1         (.1)

        Total                               $76.9         $51.7      $ 25.2


        * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services.


Construction Materials segment earnings were down 4% from last year's result. Higher costs and slightly lower volumes were partially offset by improved prices. Some of the cost increases reflect higher spending on the development of several new quarry sites. The Chemicals segment improvement reflects the effect of higher selling prices for caustic soda and for chlorinated organic products, which were partially offset by higher raw material costs. In addition, the segment benefited from the earnings of Callaway Chemical Company.

The provision for income taxes for the second quarter was $26.1 million, as compared with last year's second quarter expense of $15.8 million. The increase reflects the higher pretax earnings as well as the higher tax rate. The effective tax rate was 35.3% for the quarter, up significantly from the 31.8% rate in 1994. The increase reflects principally a decreased relative effect of statutory depletion, which had a greater impact on the 1994 rate because of lower Chemicals earnings last year.

Second quarter net earnings of $47.7 million and earnings per share of $1.32 were up 41% and 43%, respectively, from comparable 1994 results.

                CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                       YEAR-TO-DATE COMPARISONS AS OF
                       JUNE 30, 1995 AND JUNE 30, 1994

Sales for the first half of 1995 increased $133.6 million from the same period in 1994. Sales of the segments are summarized as follows (amounts in millions):
                                               Sales for the Six Months
                                                   Ended June 30

                                            1995          1994      Increase

      Construction Materials               $393.7        $370.3     $  23.4
      Chemicals                             283.5         173.3       110.2
      Total                                $677.2        $543.6     $ 133.6


Construction Materials sales were up 6% over 1994, as both crushed stone shipments and prices increased approximately 5%. Chemicals sales increased 64%, or 35% after adjusting for the Callaway acquisition, reflecting higher prices.

Cost of goods sold for the first six months of 1995 increased 13%. As a percentage of sales, cost of goods sold in 1995 and 1994 was 75% and 82%, respectively.

Selling, administrative and general expenses were $76.2 million, up 35%. The increase reflected the addition of Callaway Chemical Company and higher management incentives.

Other income, net of other charges increased $3.4 million over comparable 1994 levels. This reflected improved results from joint ventures and higher gains on the sale of assets.

First half earnings before interest expense and income taxes were $103.9 million, more than double the 1994 result of $46.2 million. Segment detail is shown below (amount in millions):

                                      Earnings (Loss) Before Interest Expense
                                                and Income Taxes for the
                                                Six Months Ended June 30

                                                                     Increase
                                             1995          1994     (Decrease)

      Construction Materials               $ 64.2         $54.4       $ 9.8
      Chemicals                              39.7          (8.4)       48.1
        Segment earnings                    103.9          46.0        57.9
      Interest income, etc.                   -              .2         (.2)
        Total                              $103.9         $46.2       $57.7

        * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segments with which it is related in terms of products and services.


Construction Materials earnings were up 18% due to higher prices and volumes, which were partially offset by increased operating costs. Chemicals earnings were up substantially from the comparable loss of $8.4 million in 1994, reflecting principally higher prices.

The provision for income taxes for the first half of 1995 was $34.6 million as compared with last year's expense of $13.3 million. The increase reflects the effect of the higher earnings and tax rate.

Net earnings of $63.7 million and earnings per share of $1.76 were more than double the corresponding first half 1994 results.

On July 24, 1995, H. A. Sklenar, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

      "Weather had an impact on first half results of our Construction Materials business. Favorable conditions in the first quarter probably drew some business from the second quarter while wet conditions in the latter constrained stone shipments in several of our important markets. Nonetheless, crushed stone shipments in the latest quarter virtually equaled last year's level. However, we are beginning to see some signs of softening in some of our markets. This may limit our ability to achieve second half stone shipments in excess of last year's level. As we see it now, segment earnings for the half should approximate or slightly exceed 1994's result. With this outcome, Construction Materials will report record earnings for the year as a whole.

      "After a dismal performance in 1994, our Chemicals business is enjoying a strong and delightful resurrection this year. Second quarter earnings for the segment exceeded our expectations, thanks to continuing strong caustic soda prices, improved pricing for chlorinated organics and some amelioration in raw material costs. Favorable market conditions for caustic soda and chlorinated organics should continue in the second half, thus enabling the segment to achieve an outstanding earnings performance for the year.

      "The combined outlooks for our two businesses indicate that 1995 should be a year of records for the Company - records for sales, net earnings and earnings per share."


                       LIQUIDITY AND CAPITAL RESOURCES

            CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995
            AS COMPARED WITH DECEMBER 31, 1994 AND JUNE 30, 1994

                                     AND

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMPARISONS FOR THE YEAR TO DATE AS OF
                       JUNE 30, 1995 AND JUNE 30, 1994


Working Capital

Working capital, exclusive of debt and cash items, was $216.8 million at June 30, 1995, up 30% from the 1994 year-end total. Receivables were up due to increased sales and inventories were higher due primarily to seasonal build-ups in the Construction Materials segment. Working capital at June 30, 1995 increased 11% from the same date last year. Higher receivables and inventories due to increased sales and the acquisition of Callaway Chemical Company were partially offset by higher current liabilities.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.5 as of June 30, 1995. This was down from the year-end 1994 ratio of 1.6 and the June 30, 1994 ratio of 1.8.

Cash Flows

First half net cash provided by operations totaled $68.1 million, up sharply from the $37.8 million generated in the same period last year. This increase reflects principally higher net earnings. Cash used for investing activities totaled $67.9 million as compared with the $47.1 million used in last year's first half. Higher purchases of property, plant and equipment and payments for business acquisitions accounted for the increase. Cash used for financing activities totaled $7.9 million as compared with cash provided of $15.3 million in 1994. This change reflects both lower net borrowings and some purchases of common stock in 1995. There were no purchases of common stock in the first half of 1994.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 58,600 shares of common stock were purchased in the second quarter of 1995 at a total cost of $3.2 million, equal to an average price of $54.29 per share. In the first six months of 1995, 106,300 shares were purchased at a total cost of $5.6 million, or $52.24 per share.

Property Additions

Property additions in the first half of 1995 totaled $66.4 million as compared with $57.1 million in the same period last year. In the second quarter of 1995, the Chemicals segment acquired Rio Linda Chemical Company, Inc. Rio Linda, which will be managed as part of Chemicals' Performance Systems business unit, had sales of $12.1 million in 1994 and is based in Sacramento, California. It manufactures small-scale chlorine dioxide generators and markets related chemicals primarily to the water treatment, food processing and pulp and paper industries.

Short-term Borrowings

Short-term borrowings as of June 30, 1995 and 1994 consisted of notes payable to banks totaling $71.0 million and $45.2 million, respectively.

Long-Term Obligations

As of June 30, 1995, long-term obligations were 9.2% of long-term capital and 12.0% of shareholders' equity. The corresponding 1994 percentages were 10.3% and 13.6%.

                         PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            As reported in the Company's Annual Report on Form 10-K, on October 5, 1994, the Company received an Administrative Complaint, Findings of Violation, Notice of Proposed Assessment of a Civil Penalty and Notice of Opportunity to Request a Hearing Thereon (the "Complaint") from the EPA alleging that the Company violated various provisions of the Clean Water Act at its Geismar, Louisiana, facility. On March 14, 1995, the Company entered into a Consent Agreement and Order Assessing Administrative Penalties, pursuant to which the Company, without admitting liability, paid civil penalties totaling $55,000 to settle all NPDES permit violations alleged by EPA through January 1995.

            As reported in the Company's Annual Report on Form 10-K, the Company is a Potentially Responsible Party ("PRP") at a chemical waste site in Ascension Parish, Louisiana. In 1994 the Company recorded an additional provision of $7 million to cover remaining remediation, response and oversight costs. Very recently, in the course of remediation, additional quantities of contamination requiring treatment were discovered. Also, larger than anticipated volumes of groundwater have required treatment.
            As a result, the Company now is reevaluating the adequacy of its reserves for cleanup of this site. It appears likely that an additional provision of approximately $3 million may be necessary.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits furnished in accordance with Item 601 of Regulation
                S-K and included in Part I:

                Exhibit 11 - Computation of Earnings per Share
                Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

            (b) Reports on Form 8-K

                There were no reports on Form 8-K filed for the three months ended June 30, 1995.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VULCAN MATERIALS COMPANY



Date  August 14, 1995                   /s/ D. F. Sansone
                                       Vice President, Finance