Form 10-Q
period 1995-09-30
VULCAN MATERIALS CO
filed 1995-11-14
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Shares outstanding
         Class                       at September 30, 1995
Common Stock, $1 Par Value                35,188,621


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1995

                                  Contents

                                                                     Page No.
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets                  1

                   Condensed Consolidated Statements of Earnings          2

                   Condensed Consolidated Statements of Cash Flows        3

                   Notes to Condensed Consolidated Financial Statements   4

                   Exhibit 11 - Computation of Earnings Per Share         5

                   Exhibit 12 - Computation of Ratio of Earnings
                     to Fixed Charges                                     6

           Item 2. Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                7

PART II    OTHER INFORMATION

           Item 1. Legal Proceedings                                     15
           Item 6. Exhibits and Reports on Form 8-K                      16


SIGNATURES                                                               17

                                     PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                           VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS*
                                         (Amounts in thousands)

                                                                 Sept. 30,      Dec. 31,      Sept. 30,
                            Assets                                    1995          1994           1994
    Current assets
      Cash and cash equivalents..............................   $    9,319    $    7,717     $    8,502
      Accounts and notes receivable, less allowance for
        doubtful accounts: Sept. 30, 1995, $8,712; Dec. 31,
        1994, $8,244; Sept. 30, 1994, $8,139.................      235,808       182,128        211,618
      Inventories:
        Finished products....................................       82,678        77,721         75,250
        Raw materials........................................        9,974         9,248          8,397
        Products in process..................................        1,089           623          1,019
        Operating supplies and other.........................       25,989        24,889         24,977
             Total inventories...............................      119,730       112,481        109,643
      Deferred income taxes..................................       26,490        29,074         24,478
      Prepaid expenses.......................................        9,693         5,398         12,866
             Total current assets............................      401,040       336,798        367,107
    Investments and long-term receivables....................       61,660        58,138         57,590
    Property, plant and equipment, at cost less accumulated
      depreciation, depletion and amortization:
      Sept. 30 1995, $1,164,734; Dec. 31, 1994,
      $1,107,132; Sept. 30, 1994, $1,099,928.................      706,022       701,757        717,019
    Deferred charges and other assets........................       91,458        84,451         74,104
             Total...........................................   $1,260,180    $1,181,144     $1,215,820

                Liabilities and Shareholders' Equity

    Current liabilities
      Current maturities of long-term obligations............   $    5,716     $   4,687     $    4,684
      Notes payable..........................................       80,274        42,779         76,843
      Trade payables and accruals............................      101,307       102,394         96,244
      Other current liabilities..............................       79,287        61,488         58,329
             Total current liabilities.......................      266,584       211,348        236,100
    Long-term obligations....................................       91,778        97,380         97,539
    Deferred income taxes....................................       84,897        82,507         77,672
    Other noncurrent liabilities.............................       63,217        58,280         63,118
    Other commitments and contingent liabilities ...........
    Shareholders' equity.....................................      753,704       731,629        741,390
             Total...........................................   $1,260,180    $1,181,144     $1,215,820


    *Balance sheets as of September 30 are unaudited.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.

                     VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIE
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (Amounts and shares in thousands, except per share data)

                                             Three Months Ended     Nine Months Ended
                                                September 30*          September 30*

                                               1995      1994         1995      1994
Net sales....................................$421,981  $360,359   $1,099,188  $903,956
Cost of goods sold............................288,114   269,950      793,348   715,188
Gross profit on sales.........................133,867    90,409      305,840   188,768
Selling, administrative and general expenses.. 39,578    33,753      115,760    90,225
Other operating costs.........................  1,046     1,771        3,287     4,308
Other income, net.............................  2,562     3,051       12,900     9,916
Earnings before interest
  expense and income taxes.................... 95,805    57,936      199,693   104,151
Interest expense..............................  3,054     2,804        8,650     7,219
Earnings before income taxes.................. 92,751    55,132      191,043    96,932
Provision for income taxes.................... 33,603    17,532       68,202    30,824
Net earnings ................................$ 59,148  $ 37,600   $  122,841  $ 66,108

Primary and fully diluted earnings per
  share of common stock.......................  $1.64     $1.02        $3.40     $1.80

Average common and common equivalent
  shares outstanding**........................ 35,984    36,763       36,087    36,750

Cash dividends per share of common stock...... $0.365     $0.33       $1.095     $0.99

Depreciation, depletion and amortization
  deducted above..............................$28,184   $27,055      $82,302   $79,691

Effective tax rate............................   36.2%     31.8%        35.7%     31.8%

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


                   VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)

                                                                   Nine Months Ended
                                                                     September 30*
                                                                    1995        1994
    Operations
    Net earnings ............................................... $122,841   $  66,108
    Adjustments to reconcile net earnings to net cash
      provided by continuing operations:
        Depreciation, depletion and amortization................   82,302      79,691
        Increase in assets before effects of
          business acquisitions.................................  (57,994)    (50,897)
        Increase in liabilities before effects of
          business acquisitions.................................    2,918      15,646
        Other, net..............................................   (1,580)      3,832
           Net cash provided by continuing operations...........  148,487     114,380
    Net cash used for discontinued operations...................     (725)       (660)
           Net cash provided by operations......................  147,762     113,720

    Investing Activities
    Purchases of property, plant and equipment..................  (77,499)    (76,313)
    Payment for business acquisitions (net of acquired cash)....  (21,027)    (78,630)
    Proceeds from sale of property, plant and equipment.........    9,493       6,721
    Investment in nonconsolidated companies.....................   (1,512)     (1,779)
    Withdrawal of earnings from nonconsolidated companies.......      250           -
           Net cash used for investing activities...............  (90,295)   (150,001)

    Financing Activities
    Net borrowings - commercial paper and bank lines of credit..   37,495      76,843
    Payment of short-term debt..................................   (4,541)     (1,668)
    Payment of long-term debt...................................      (32)     (8,233)
    Purchases of common stock...................................  (49,700)          -
    Dividends paid..............................................  (39,087)    (36,155)
           Net cash provided by (used for) financing activities.  (55,865)     30,787

    Net increase (decrease) in cash and cash equivalents........    1,602      (5,494)
    Cash and cash equivalents at beginning of year..............    7,717      13,996
    Cash and cash equivalents at end of period.................. $  9,319   $   8,502

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest (net of amount capitalized)..................$   6,750   $   5,297
          Income taxes..........................................   68,013      26,996

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
        Liabilities assumed in business acquisition.............$   1,382   $  16,041
        Fair value of stock issued in business acquisition......        -       7,476

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

                                       EXHIBIT 11
                            COMPUTATION OF EARNINGS PER SHARE
                (Amounts and shares in thousands, except per share data)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30          September 30
                                                   1995      1994        1995      1994
    Primary and fully diluted earnings:

      Average common shares outstanding........   35,481    36,533      35,737    36,514

      Common share equivalents:

        Performance share plan.................      503       230         350       236

              Total shares.....................   35,984    36,763      36,087    36,750



    Net earnings...............................  $59,148   $37,600    $122,841   $66,108


    Primary and fully diluted earnings per
        share of common stock:.................  $  1.64   $  1.02    $   3.40   $  1.80


                                       EXHIBIT 12
                    VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                 (Amounts in thousands)

                                                 For the Years Ended December 31
                                            1994      1993      1992      1991      1990
Fixed charges:
  Interest expense before
     capitalization credits             $ 10,699  $ 10,187  $ 10,441  $ 11,336  $  9,349
  Amortization of financing costs            114       115       116        75        44
  One-third of rental expense             10,393     7,375     8,711     4,815     5,678
     Total fixed charges                $ 21,206  $ 17,677  $ 19,268  $ 16,226  $ 15,071

Net earnings from continuing
  operations                            $ 97,976  $ 88,229  $ 90,980  $ 52,580  $120,278
Provision for income taxes                47,930    36,993    39,746    20,867    58,951
Fixed charges                             21,206    17,677    19,268    16,226    15,071
Capitalized interest credits                (878)   (1,016)     (673)     (131)   (1,591)
Amortization of capitalized interest         997       882       792       840       705
Earnings from continuing operations
  before income taxes as adjusted         67,231  $142,765  $150,113  $ 90,382  $193,414

Ratio of earnings to fixed charges           7.9       8.1       7.8       5.6      12.8

                                  For the Nine Months
                                Ended September 30, 1995
Fixed charges:
 Interest expense before
    capitalization credits               $ 8,888
 Amortization of financing costs              82
 One-third of rental expense               6,702
             Total fixed charges          15,672


Net earnings                            $122,841
Provision for income taxes                68,202
Fixed charges                             15,672
Capitalized interest credits                (238)
Amortization of capitalized interest         799
Earnings before income taxes
  as adjusted                           $207,276

Ratio of earnings to fixed charges          13.2

NOTE: Since 1987, the Company has guaranteed a portion of certain debts of two of the entities through which it participates in the Crescent Market Project. In addition, since February 1994, the Company has guaranteed a portion of certain debt of a third entity. The fixed charges associated with such guaranties (under which the Company has not been required to make any payments) for the nine months ended September 30, 1995, were $2,084,000 and for the one-year periods ended December 31, 1994, 1993, 1992, 1991, and 1990 were $2,666,000, $2,731,000, $3,583,000, $3,525,000 and $2,535,000, respectively. Because the Company's ownership interest in the Crescent Market Project is accounted for by the equity method, these amounts have not been included in the computation of the ratios of earnings to fixed charges presented above.



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

Segment Sales and Earnings

Segment sales and earnings have been determined on the same basis as used in prior Form 10-Q reports. Segment earnings are earnings before interest expense and income taxes and after allocation of corporate expenses and income, other than "interest income, etc.," (principally interest income earned on cash items and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services. Allocations are based primarily on one or a combination of the following factors: average gross investment, average equity and sales.

                            RESULTS OF OPERATIONS

                CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
           THIRD QUARTER 1995 AS COMPARED WITH THIRD QUARTER 1994

Third quarter sales, net earnings and earnings per share were at record levels. Sales of $422.0 million increased 17% from the 1994 third quarter level. The segment detail of that increase is as follows (amounts in millions):
                                              Third Quarter Sales

                                        1995          1994     Increase

        Construction Materials        $269.8        $251.1        $18.7
        Chemicals                      152.2         109.3         42.9

            Total                     $422.0        $360.4        $61.6


Both Construction Materials and Chemicals reported record third quarter sales. Construction Materials sales increased 7% from last year's third quarter
total.  Both crushed stone shipments and prices increased 5%.   Chemicals
third quarter sales were up 39% from last year's level due principally to sharply higher prices for caustic soda and for chlorinated organic products. Third quarter sales also benefited from the June 1, 1995 acquisition of Rio Linda Chemical Company and an additional month of sales from the August 1, 1994 acquisition of Callaway Chemical Company. Excluding the effects of these two acquisitions, third quarter Chemicals sales were up 33%.

Cost of goods sold increased 7% in the third quarter of 1995 from the 1994 level. The increase reflects higher volumes in both segments and higher Construction Materials costs, partially offset by lower raw material costs in the Chemicals segment. As a percentage of sales, cost of goods sold was 68% in the third quarter of 1995 and 75% for the same period last year.

Selling, administrative and general expenses of $39.6 million increased 17% from the 1994 third quarter level. This reflects principally higher professional fees and the effect of Chemicals acquisitions.

Other income, net of other charges, totaled $2.6 million in the third quarter, down $489,000 as compared with the same period last year. This reflects lower gains on the sale of assets, offset by improved results from the Crescent Market Project (the Company's joint venture to supply limestone from Mexico to the U.S. Gulf Coast market).

Earnings before interest expense and income taxes were $95.8 million, up 65%
from comparable 1994 earnings.   The segment detail of  this result is shown
in the following summary (amounts in millions):

                                    Third Quarter Earnings (Loss) Before
                                    Interest Expense and Income Taxes  *

                                                                Increase
                                        1995         1994      (Decrease)

         Construction Materials        $67.8        $59.4        $ 8.4
         Chemicals                      28.0         (1.7)        29.7
           Segment earnings             95.8         57.7         38.1
         Interest income, etc.           -             .2          (.2)
           Total                       $95.8        $57.9        $37.9

        * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

Record third quarter earnings for the Construction Materials segment were up 14% from last year's result. Improved crushed stone prices and volumes were partially offset by higher costs. Some of the cost increases reflect higher spending on the development of several new
quarry sites.   The Chemicals segment recorded third quarter earnings of
$28.0 million as compared with last year's third quarter loss of $1.7 million. The improvement reflects the effect of higher selling prices for caustic soda and chlorinated organic products as well as lower raw material costs. Third quarter earnings were reduced by a $3.5 million charge for environmental remediation at the Cleve Reber Superfund site in Louisiana.

The provision for income taxes for the third quarter was $33.6 million, as compared with last year's third quarter expense of $17.5 million. The increase reflects the higher pretax earnings as well as the higher tax rate. The effective tax rate was 36.2% for the third quarter and 35.7% for the first nine months, up significantly from the 31.8% rate applicable to both periods in 1994. The increases reflect principally a decreased relative effect of statutory depletion, which had a lesser impact on the 1995 rates because of significantly higher Chemicals earnings.

Net earnings of $59.1 million and earnings per share of $1.64 were up 57% and 61%, respectively, from comparable 1994 results.


             CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    YEAR-TO-DATE COMPARISONS AS OF
               SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

Sales of $1,099.2 million for the first nine months of 1995 also were at a record level, and increased 22% from the $904.0 million reported for the same period last year. Sales of the segments are summarized as follows (amounts in millions):

                                           Sales for the Nine Months
                                              Ended September 30

                                        1995         1994      Increase

         Construction Materials     $  663.5       $621.4       $ 42.1
         Chemicals                     435.7        282.6        153.1

           Total                    $1,099.2       $904.0       $195.2


Construction Materials sales were up 7% over 1994. Crushed stone shipments and prices increased approximately 5%. Chemicals sales increased 54%, reflecting higher prices and the effect of acquisitions. Excluding the effects of the Callaway and Rio Linda acquisitions, the increase was 34%.

Cost of goods sold for the current year-to-date increased 11%. As a percentage of sales, cost of goods sold was 72% in 1995 and 79% in 1994.

Selling, administrative and general expenses were $115.8 million, up 28%. The increase reflects the Chemicals acquisitions and higher provisions for management incentives.

Other income, net of other charges, increased $3.0 million from comparable 1994 levels. This reflects improved results from the Crescent Market Project.

Earnings for the current year-to-date before interest expense and income taxes were $199.7 million, almost double the 1994 result of $104.2 million. Segment detail is shown below (amount in millions):

                                Earnings (Loss) Before Interest Expense
                                        and Income Taxes for the
                                  Nine Months Ended September  30  *

                                                               Increase
                                        1995         1994     (Decrease)

        Construction Materials        $132.0       $113.8       $ 18.2
        Chemicals                       67.7        (10.1)        77.8
          Segment earnings             199.7        103.7         96.0
        Interest income, etc.            -             .5          (.5)
          Total                       $199.7       $104.2       $ 95.5

          * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

Construction Materials segment earnings were up 16% due to higher prices and volumes, which were partially offset by increased operating costs. The Chemicals segment increase principally reflected higher prices.

The provisions for income taxes for the first nine months of 1995 and 1994 were $68.2 million and $30.8 million, respectively. The increase reflects the effect of greater earnings and the higher tax rate.

Record net earnings and earnings per share of $122.8 million and $3.40 were up more than 85% from comparable 1994 levels.

On October 23, 1995,  H. A. Sklenar, Chairman and Chief Executive
Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

         "Third quarter shipments in our Construction Materials business were stronger than expected and resulted in year-to-date record segment earnings. In last year's fourth quarter, good weather helped generate very strong earnings for the segment. Notwithstanding significant anticipated gains from sales of excess land in this year's fourth quarter, it will be a challenge to equal last year's record quarterly result. Nonetheless, for the year as a whole, we expect Construction Materials earnings to be at a record level.

         "The recovery in caustic soda prices continued to be the major factor contributing to improved sales and earnings in our Chemicals segment. In addition, earnings benefited from stronger market conditions for chlorinated organic products. Stronger pricing in those products has permitted us to recover much of the profitability lost in 1994 due to higher raw material prices. Favorable market conditions for caustic soda and chlorinated organics should continue to benefit year-over-year earnings comparisons in the fourth quarter, although at a significantly lesser rate of improvement than that experienced in the third quarter.
         For the full year, we expect Chemicals earnings to be at a record level.

         "Third quarter earnings of the Chemicals segment included a $3.5 million charge for environmental remediation at the Cleve Reber Superfund site in Louisiana. Remediation has been virtually completed and we do not expect any future earnings charges referable to this site.

         "For the Company as a whole, strong performances in both segments should result in 1995 records - by substantial margins - for sales, net earnings and earnings per share."


                       LIQUIDITY AND CAPITAL RESOURCES

         CONDENSED CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1995
          AS COMPARED WITH DECEMBER 31, 1994 AND SEPTEMBER 30, 1994

                                     AND

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMPARISONS FOR THE YEAR TO DATE AS OF
                  SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994


Working Capital

Working capital, exclusive of debt and cash items, was $214.2 million at September 30, 1995, up 29% from the 1994 year-end total. The increase was primarily due to higher receivables as a result of the sales level. Working capital at September 30, 1995 increased 3% from the same date last year. Higher receivables due to increased sales were offset by higher current liabilities.

The Company's current ratio, which is based on all components of working capital, including debt and cash items, was 1.5 as of September 30, 1995. This was down slightly from the 1.6 ratio for both December 31, 1994 and September 30, 1994.

Cash Flows

Cash provided by continuing operations during the first nine months totaled $148.5 million, up 30% from the $114.4 million generated in the same period last year. This increase reflects principally higher net earnings. Cash used for investing activities totaled $90.3 million as compared with the 1994 total of $150.0 million, reflecting a decrease in spending for business acquisitions. Net cash used for financing activities totaled $55.9 million as compared with cash provided of $30.8 million in 1994. This change reflects lower net borrowings and a sharp increase in purchases of common stock in 1995. There were no purchases of common stock in the first nine months of 1994.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 833,400 shares of common stock were purchased in the third quarter of 1995 at a total cost of $44.1 million, equal to an average price of $52.97 per share. In the first nine months of 1995, 939,700 shares were purchased at a total cost of $49.7 million, or an average of $52.89 per share.

Property Additions

Property additions in the first nine months of 1995 totaled $92.6 million as compared with $142.5 million in the same period last year. The decrease reflects lower spending for acquisitions. During the third quarter, the Company acquired an aggregates business in Indiana which included three production operations.

Short-term Borrowings

Short-term borrowings as of September 30, 1995 and 1994 consisted of notes payable to banks totaling $80.3 million and $76.8 million, respectively.

Long-Term Obligations

As of September 30, 1995, long term obligations were 9.2% of long-term capital and 12.2% of shareholders' equity. The corresponding 1994 percentages were 10.0% and 13.2%, respectively.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously reported in the Company's Annual Report on Form 10-K, lawsuits naming the Company have been filed in the District Courts of Jefferson and Ector counties, Texas, by individual plaintiffs alleging silicosis arising from exposure to industrial sand used for abrasive blasting which was marketed by the Company from 1988 to 1994. The Company is but one of from 20-40 defendants named in each case. As of this date, 28 such cases are pending against the Company. At this time, the Company does not expect that settlements or adverse judgments, if any, will adversely affect the consolidated financial position of the Company to a material extent.

         On August 30, 1995, a complaint was filed in the District Court of Nueces County, Texas, 214th Judicial District, by 144 individual plaintiffs against 93 defendants, including the Company. Plaintiffs allege personal injuries and damages arising from exposure to petroleum products, asbestos, chemicals, solvents, minerals, metals and other products in connection with plaintiffs' employment at the Corpus Christi Army Depot in Corpus Christi, Texas. Plaintiffs' ad damnum plea is for $100 Million in compensatory damages and "at least" $400 Million in punitive damages from all defendants. The Company has retained counsel and is currently defending the action. The Company does not believe that its potential share, if any, of costs related to this action will adversely affect the consolidated financial position of the Company to a material extent.

         The Company has received an Administrative Order ("AO"), dated September 28, 1995, issued by the EPA under the Clean Water Act and alleging that on various dates from August 1994 through July 1995, the Company's Geismar, Louisiana, chemicals manufacturing facility exceeded certain of the effluent limitations which are conditions of the facility's NPDES permit. The AO purports to order, in pertinent part, that the Geismar facility take whatever corrective action is necessary to eliminate and prevent reoccurrence of the alleged permit exceedances. The Company intends in good faith to comply with the terms and conditions of this AO to the full extent required by applicable law. The Company does not anticipate that this matter will adversely affect the consolidated financial position of the Company to a material extent.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits furnished in accordance with Item 601 of Regulation S-K and included in Part I:

                 Exhibit 11 - Computation of Earnings per Share
                 Exhibit 12 - Computation of Ratio of Earnings to
                                   Fixed Charges

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended September 30, 1995.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VULCAN MATERIALS COMPANY




Date    November 13, 1995              /s/ D. F. Sansone
                                       Vice President, Finance