Form 10-K
period 1995-12-31
VULCAN MATERIALS CO
filed 1996-03-29
CIK 103973

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)
  [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996:

    Common Stock, $1 Par Value                       $1,894,775,320

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                 Shares outstanding at
                                                   February 29, 1996
    Common Stock, $1 Par Value                         34,926,734

Documents Incorporated by Reference:
     Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

     Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 17, 1996, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                          VULCAN MATERIALS COMPANY
        CROSS REFERENCE SHEET FOR DOCUMENTS INCORPORATED BY REFERENCE

                                          HEADING IN
                                         ANNUAL REPORT                PAGE IN
           FORM 10-K                  TO SHAREHOLDERS FOR              ANNUAL
            ITEM NO.               YEAR ENDED DECEMBER 31, 1995        REPORT

1.   Business (Financial Results      Segment Financial Data            22-23
        by Business Segments)
                                      Note 11, Segment Data                44

                                      Note 13, Callaway Chemical
                                         Acquisition                       45

3.   Legal Proceedings                Note 9, Other Commitments and
                                        Contingent Liabilities             43

5.   Market for the Registrant's      Common Stock Market Prices
        Common Equity and Related        and Dividends                     21
        Stockholder Matters

6.   Selected Financial Data          Selected Financial Data              20

7.   Management's Discussion and      Management's Discussion
        Analysis of Financial            and Analysis                   24-31
        Condition and Results         Financial Terminology                47
        of Operations

8.   Financial Statements and         Consolidated Statements              34
        Supplementary Data               of Earnings

                                      Consolidated Balance Sheets          35

                                      Consolidated Statements of
                                         Cash Flows                        36

                                      Consolidated Statements of
                                         Shareholders' Equity              37

                                      Notes to Financial Statements     38-45

                                      Management's Responsibility for
                                         Financial Reporting and
                                         Internal Control                  46

                                      Independent Auditors' Report         46

                                      Supplementary Information-
                                         Quarterly Financial Data
                                         (Unaudited)                       32

14.  Exhibits, Financial Statement    Management's Discussion
        Schedules and Reports on         and Analysis                   24-31
        Form 8-K

                                          HEADING IN PROXY STATEMENT
                                      FOR ANNUAL MEETING OF SHAREHOLDERS
                                           TO BE HELD MAY 17, 1996

10.  Directors and Executive          Election of Directors; Nominees for
        Officers of the Registrant       Election to the Board of Directors;
                                         Directors Continuing in Office;
                                         Compliance with the Securities
                                         Exchange Act

11.  Executive Compensation            Compensation of Directors;
                                          Executive Compensation; Shareholder
                                          Return Performance Presentation;
                                          Retirement Income Plan; Employee
                                          Special Severance Plan

12.  Security Ownership of              Security Ownership of Certain
        Certain Beneficial Owners          Beneficial Owners; Security
        and Management                     Holdings of Management


                          VULCAN MATERIALS COMPANY

                         ANNUAL REPORT ON FORM 10-K

                     Fiscal Year Ended December 31, 1995

                                  CONTENTS

PART    ITEM                                                              PAGE

  I      1       Business                                                   1
         2       Properties                                                 5
         3       Legal Proceedings                                          8
         4       Submission of Matters to a Vote of Security Holders       12
         4 a.    Executive Officers of the Registrant                      12

 II      5       Market for the Registrant's Common Equity and
                    Related Stockholder Matters                            13
         6       Selected Financial Data                                   13
         7       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          13
         8       Financial Statements and Supplementary Data               14
         9       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                 14

III      10      Directors and Executive Officers of the Registrant        14
         11      Executive Compensation                                    14
         12      Security Ownership of Certain Beneficial Owners
                    and Management                                         15
         13      Certain Relationships and Related Transactions            15

 IV      14      Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                                 15

         --      Signatures                                                22


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

        The Company conducts research and development activities for both of its business segments. The Construction Materials research and development laboratory is located near Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas and Columbus, Georgia. In general, the Company's research and development effort is directed to applied technological development for the use of its Construction Materials and Chemicals products as well as for the manufacturing or processing of its Chemicals products. The Company spent approximately $1,132,000 in 1993, $1,080,000 in 1994 and $1,142,000 in 1995 on research and development activities for its Construction Materials segment. The Company spent approximately $4,941,000 in 1993, $7,215,000 in 1994 and $9,159,000 in 1995 on
research and development activities for its Chemicals segment.

        The Company estimates that capital expenditures for environmental control facilities in the current fiscal year (1996) and the succeeding fiscal year (1997) will be approximately $5,173,000 and $1,986,000, respectively, for the Construction Materials segment, and $15,042,000 and $5,410,000, respectively, for the Chemicals segment.

        The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulty in obtaining the required sources of energy required for its operations.

        In 1995, the Construction Materials segment employed an average of approximately 5,153 people. The Chemicals segment employed an average of approximately 1,613 people. The Company's corporate office employed an average of approximately 152 people. The Company considers its relationship with its employees to be good.

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

CONSTRUCTION MATERIALS

        The Company's construction aggregates business consists of the production and sale of crushed stone, sand, gravel, rock asphalt and crushed slag (a by-product of steel production). Crushed stone constituted approximately 77% of the dollar volume of the Construction Materials segment's 1995 sales, as compared to 75% in 1994 and 74% in 1993. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. They also are widely used as railroad track ballast.

        Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in relatively close proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi and Tennessee-Tombigbee river systems and the Gulf Coast which are served by the Company's Reed quarry, areas served by rail-connected quarries, and the areas along the Gulf Coast served by ocean-going vessels that transport stone from the Company's joint venture operation in Mexico.
The Company's construction aggregates are sold principally in portions of most of the southeastern states, portions of Texas, northern and central Illinois, northern Indiana and southern Wisconsin.

        Shipments of all construction aggregates from the Company's domestic operations in 1995 totaled approximately 136 million tons, with crushed stone shipments to customers accounting for 129 million tons.

        In 1995, the Company, directly or through joint ventures, operated 121 domestic permanent and portable plants at quarries located in 13 states for the production of crushed limestone and granite with estimated reserves totaling approximately 7.5 billion tons.

        In 1995, the Company, directly or through joint ventures, operated 13 sand and gravel plants, four slag plants and various other types of plants which produce rock asphalt, mineral filler, pulverized limestone and fine grind products. Estimates of sand and gravel reserves, calculated in a manner comparable to the estimates of stone reserves set forth above, total approximately 42 million tons.

        Other Construction Materials products and services include asphaltic concrete, ready-mixed concrete, trucking services, barge transportation, coal handling services, a Mack Truck distributorship, paving construction, dolomitic lime, emulsified asphalt and several other businesses.

        Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry either to expand existing quarries or to develop new quarries. Although it cannot be predicted what policies will be adopted in the future by governmental bodies regarding environmental controls which affect the Construction Materials industry, the Company anticipates that future environmental control costs will not have a materially adverse effect upon its business.

CHEMICALS

        The Chemicals Division is organized in two business units: the Chloralkali Business Unit which manages the Company's chloralkali business, and the Performance Systems Business Unit which manages the Company's specialty chemicals business.

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

        Principal markets for the Chloralkali Business Unit's chemical products and services include pulp and paper, energy, food, pharmaceutical, cleaning, chemical processing, fluorocarbons, water treatment and textiles.
In the paper-making industry, chlorine is used in pulp and paper bleaching, while caustic soda is used primarily in the kraft and sulfite pulping process. The Company supplies hydrochloric acid to the energy industry for use in oil well stimulation and gas extraction. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. Hydrochloric acid, caustic soda, methylene chloride and caustic potash are used by the food and pharmaceutical industries. Perchloroethylene, methylene chloride and methyl chloroform are used in industrial cleaning applications. Perchloroethylene is also used in the drycleaning industry. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants and other chemicals.

        The Chloralkali Business Unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products ranging from clay-based catalysts to agricultural herbicides. Products sold to this market include hydrochloric acid, chlorine, caustic soda and caustic potash. The Company sells perchloroethylene, chloroform and methyl chloroform to the fluorocarbons market. Chlorine is used in water and sewage treatment, and caustic soda and caustic potash are used in the production of soaps and detergents. Chlorine also is used as an industrial bleaching agent, in cleaning applications for the electronics industry, as a biocide in the fruit processing industry and in various applications in the oil industry. Calcium chloride, produced at the Company's Wichita complex, has a multitude of uses including de-icing of roads, dust control, road stabilization and oil well completion.

        The principal chemicals produced for the Performance Systems Business Unit by the Company's Callaway Chemical subsidiaries include process aids for the pulp and paper and textile industries and various water treatment chemicals. Through its Rio Linda Chemical subsidiary, the Performance Systems Business Unit assembles and markets small-scale chlorine dioxide generators, and sells related chemicals (primarily sodium chlorite manufactured by the Company) and services to the water treatment, food processing and pulp and paper industries. Additionally, through its Rio Linda Chemical subsidiary, the Performance Systems Business Unit assembles and markets equipment, and sells related chemicals (primarily hydrogen peroxide purchased from others) and services, to the municipal and industrial water treatment markets. The Performance Systems Business Unit produces sodium chlorite at the Chloralkali Business Unit's Wichita plant which is used in the water treatment, food processing, pulp and paper, textile and electronics industries. The Performance Systems Business Unit also markets sodium hydrosulfite which is used primarily in the pulp and paper industry and produced at the Port
Edwards Plant.

        In February 1996, the Company sold the assets relating to its perox-pure business formerly held by its subsidiary, Vulcan Peroxidation Systems Inc. ("VPSI"). The remaining assets of VPSI relating to its perox-serv business have been transferred to the Company's Rio Linda Chemical subsidiary.

        The Company competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company also competes for sales to customers located outside the United States, with sales to such customers currently accounting for approximately 6% of the Company's chemicals sales.

        In December 1995, the Company suspended funding for the development of its joint venture soda ash project at Owens Lake, California. The venture had encountered a continuing series of permitting delays and other obstacles that adversely affected the project. In the fourth quarter of 1995, the Company expensed the costs incurred in engineering and permitting in connection with this venture.

        The Company's underground reserves of salt, which is a basic raw material in the production of chlorine and caustic soda, are located at or near its Wichita, Kansas, and Geismar, Louisiana, plants. The Company purchases salt for its Port Edwards, Wisconsin, plant. Ethylene, methanol, and vinyl chloride monomer, the other major raw materials used in the Chloralkali Business Unit and various chemicals used by the Performance Systems Business Unit are purchased from several different suppliers.
Sources of salt, ethylene, methanol, vinyl chloride monomer and other various chemicals are believed to be adequate for the Company's operations and the Company does not anticipate any material difficulty in obtaining the raw materials which it uses.

        The Company's chemical operations are subject to the Resource Conservation and Recovery Act ("RCRA"). Under the corrective action requirements of RCRA, the Environmental Protection Agency ("EPA") must identify facilities subject to RCRA's hazardous waste permitting provisions where practices in the past have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases described by the EPA. If the results of the RFI determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require Corrective Measures Implementation ("CMI") by the facility owner - essentially, implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

        The Company expects to incur RFI and CMS costs over the next several years at its Geismar, Port Edwards and Wichita manufacturing facilities. For each of these three facilities, the RFI and CMS results will determine whether the EPA subsequently requires a CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI and CMS costs that currently can be reasonably estimated, the Company has determined that its accrued reserves are adequate to cover such costs. However, the total costs which ultimately may be incurred by the Company in connection with discharging its obligations under RCRA's corrective action requirements cannot reasonably be estimated at this time.

        Various other environmental regulations also have a restrictive effect upon the chemicals industry, both as to production and sales, particularly the production and sale of certain chemicals which are subject to regulation as ozone depleting chemicals. The production and marketing of carbon tetrachloride ended effective January 1, 1996, for all end uses except for exports to Article 5 countries as defined by the Montreal Protocol on Ozone Depleting Chemicals. The production of methyl chloroform for emissive applications also ended effective January 1, 1996. Existing inventory of methyl chloroform may continue to be marketed for emissive uses. In addition, methyl chloroform will continue to be produced and marketed for non- emissive uses while carbon tetrachloride will continue to be produced and marketed for export to Article 5 countries. However, sales volume of both products will be significantly lower than in prior years.

FINANCIAL RESULTS BY BUSINESS SEGMENTS

        Net sales, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 1995, are reported on page 44 (Note 11 of the Notes to Financial Statements) and on pages 22 and 23 (under the caption "Segment Financial Data") in the Company's 1995 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 2.  PROPERTIES

CONSTRUCTION MATERIALS

        The Company's current estimate of approximately 7.5 billion tons of domestic stone reserves is approximately 200 million tons less than the estimate reported at the end of 1994. Decreases in the Company's reserves have resulted from 1995 production tonnage and the sale of quarry sites in Iowa. These decreases have been partially offset by leases or acquisitions of new quarry sites and revisions in mining plans. Management believes that the quantities of reserves at the Company's stone quarries are sufficient to result in an average quarry life of approximately 60 years at present operating levels.

        The foregoing estimates of reserves are of recoverable stone of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation. These estimates do not include reserves at the Company's inactive and undeveloped sites nor reserves in joint ventures.

        Of the 121 domestic stone quarries which the Company operates directly or through joint ventures, 32 are located on owned land, 17 are on land owned in part and leased in part, and 72 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 1996 to 2104. Most of the Company's leases have options to extend them well beyond their current terms.

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

                                                           Estimated
                                                           Years of Life                 Lease
                                                           At Average                    Expiration
                                                           Rate Of         Nature of     Date, if
Location                                      Product      Production*     Interest      Applicable**

McCook (Chicago), Illinois                    Limestone    92***           Owned

Paducah, Kentucky                             Limestone    44              Leased            ****

Grayson (Atlanta), Georgia                    Granite      Over 100        Owned

Gray Court (Greenville), South Carolina       Granite      Over 100        Owned

Warrenton, Virginia (Washington, D.C.)        Diabase      Over 100        Leased            ****

Kennesaw (Atlanta), Georgia                   Granite      54              75% Owned
                                                                           25% Leased        2013

Manteno, Illinois                             Limestone    Over 100        Leased            2104

Skippers, Virginia                            Granite      Over 100        Leased            2016

Lawrenceville (Norfolk/Virginia
   Beach), Virginia                           Granite      89              25% Owned
                                                                           75% Leased        2024

Columbus, Georgia                             Granite      68              60% Owned
                                                                           40% Leased        2012

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

*** For some time, the Metropolitan Water Reclamation District of Greater Chicago (MWRD) has had under consideration the condemnation of a portion of this quarry in order to use it as a reservoir. The Company believes that this action, if it occurs, could significantly reduce the life of this quarry, but will not have a material effect on the financial condition of the Company as a whole. Recently, the MWRD announced it would seek to develop this reservoir on nearby property owned by it.
     The Company continues to have discussions with the MWRD.

**** Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky, quarry are owned.


        The estimated average life of the Company's sand and gravel operations, calculated in the same manner as described in the footnote to the table set out above, is approximately 8 years. Approximately 46% of the Company's estimated 42 million tons of sand and gravel reserves are located on owned land, with the remaining 54% located on leased land.

CHEMICALS

        Manufacturing facilities for the chemicals produced by the Chloralkali Business Unit are owned and operated by the Company at Wichita, Kansas; Geismar, Louisiana; and Port Edwards, Wisconsin. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured by the Company's Chloralkali Business Unit. The Port Edwards plant produces chlorine, caustic soda, muriatic acid, caustic potash, potassium carbonate and sodium hydrosulfite.

        All of the facilities at Wichita are located on a 1,396-acre tract of land owned by the Company. Mineral rights for salt are held by the Company under two leases that are automatically renewable from year to year unless terminated by the Company and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, the Company owns 320 acres of salt reserves and 160 acres of water reserves. The Company maintains an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of its process steam requirements. Effective in July 1995, pursuant to a long-term agreement, the Company has placed this facility in reserve and is purchasing all of its requirements for electric power from a local utility at favorable rates.

        The facilities at Geismar, Louisiana, are located on a 1,266-acre tract of land owned by the Company. Included in the facilities at the Geismar plant is an electric power cogeneration facility owned by the Company which supplies substantially all of the electricity and process steam required by the plant. Mineral rights for salt are held under a long-term lease expiring in 2007.

        The plant facilities at Port Edwards, Wisconsin, are located on a 34-acre tract of land, the surface rights to which are owned by the Company. Currently, the Company purchases its salt and electrical power requirements for the Port Edwards facility from regional sources of supply.

        Manufacturing facilities for chemicals produced by the Performance Systems Business Unit (other than sodium chlorite produced at Wichita and sodium hydrosulfite, produced at Port Edwards) are operated by subsidiaries of the Company. Callaway Chemical Company owns a headquarters office building and two production facilities in Columbus, Georgia, and a smaller production facility in Shreveport, Louisiana. Callaway Chemical Limited has an office and small production facility on leased property in Vancouver, British Columbia. Rio Linda Chemical Company leases its office and production facilities in West Sacramento, California.

        The Company's Chemicals manufacturing facilities are designed to permit a high degree of flexibility as to feedstocks, product mix and by-product ratios; therefore, actual plant production capacities vary according to these factors. Management does not believe, however, that there is material excess in production capacity at the Company's Chemicals facilities.

OTHER PROPERTIES

        The Company's corporate offices are located in an office complex near Birmingham, Alabama. Headquarters staffs of the Construction Materials and Chemicals segments, the Southern Division of the Construction Materials segment, and Vulcan Gulf Coast Materials, Inc., also are located in this complex. The space is occupied pursuant to several leases. The lease pursuant to which the majority of the space is leased runs through December 31, 1998. The Company has the option of extending this lease for two five-year periods. The Company's space in this complex is leased at an approximate annual rental, as of December 31, 1995, of $1,400,000, which is subject to limited escalation.

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

        1. In May 1985, the Company received a letter from the United States Environmental Protection Agency ("EPA") regarding the Cleve Reber Superfund Site in Ascension Parish, Louisiana (the "Reber Site"). EPA's letter advised that the Company was deemed by EPA to be a potentially responsible party ("PRP") with respect to the Site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and records indicated that the Company generated a portion of wastes containing CERCLA hazardous substances which were disposed of at the Reber Site. On February 5, 1991, EPA issued a unilateral administrative order ("UAO") directing named respondents, including the Company and other PRPs, to clean up the site. In a letter dated April 9, 1991, the Company, along with three other PRPs named in the UAO, gave notice to EPA that they intend to comply with all lawful terms and conditions of the UAO. Effective June 8, 1992, the Company and other PRPs entered into a Site Participation Agreement ("Agreement") allocating among the parties costs anticipated to be incurred both in connection with site remediation and EPA's past response work or oversight work at the Reber Site.

        The Company together with the other participating PRPs subsequently implemented EPA's final cleanup plan for the Reber Site in accordance with the requirements of the UAO, and completed active Site remediation during 1995. Site capping and certain other remaining work required under the UAO is expected to be completed in the second quarter of 1996. The Company believes that total provisions now recorded are adequate to cover its share of the anticipated remaining costs.

        2. In August 1991, the Company received a letter from the State of New Jersey Department of Environmental Protection ("NJDEP") concerning a site located in Newark, New Jersey, which the Company previously owned and upon which the Company operated a chemicals production facility from the early 1960s until 1974. The NJDEP's letter contends that hazardous substances and pollutants contaminate the site and that a Remedial Investigation/Feasibility Study ("RI/FS") is required in order to determine the nature and extent of such contamination and whether a remedial action plan with respect thereto should be developed. In November 1991, the Company received from NJDEP a "Directive and Notice to Insurers" (the "Directive") purporting to direct the Company to pay to the NJDEP $1,000,000 to be used by it in conducting an RI/FS at the site. Although the NJDEP has not withdrawn its Directive, the NJDEP has informally agreed that it will not seek to enforce its Directive as long as the Company participates in the RI/FS for this site.

        In August 1993, two other allegedly responsible parties, Safety-Kleen Environsystems Company and Bristol-Meyers Squibb Company (collectively, the "Respondents"), entered into an Administrative Consent Order ("ACO") issued by the NJDEP concerning the site. The ACO contains certain findings of fact by the NJDEP and provisions governing the conduct by the Respondents of an RI/FS for the site and remedial actions, if any, resulting therefrom. Under a separate agreement with Respondents and certain successors, the Company will share in the cost of the RI/FS. The Respondents estimate a cost of $250,000 to complete the RI. The cost of the FS depends upon the results of the RI.

        Depending, in turn, upon the results of the RI/FS, NJDEP will determine what site remediation is required under the ACO, if any. In that event, it is also likely that the Respondents or the NJDEP will assert that the Company should bear some responsibility in connection with such remediation. At this time, however, it is impossible to predict the ultimate outcome of this matter.

        3. In October 1991, the Company received a letter from Chevron USA, Inc. ("Chevron"), contending that hazardous substances and pollutants contaminate a site owned by Chevron and located in Woodbridge Township, Middlesex County, New Jersey. The Company sold that site to Chevron in 1958, and the Company owned and operated a detinning facility adjacent to the Chevron site until 1964. Chevron has advised the Company that Chevron is investigating the feasibility of corrective action pursuant to applicable provisions of RCRA, and is seeking assistance from parties who may have been responsible for some or all of the contamination at the site.

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

        4. In January 1992, the Company received a letter from the EPA regarding alleged releases or threatened releases of hazardous substances at a hazardous waste treatment, storage and disposal site in Greer, South Carolina, which was operated by Aqua-Tech Environmental, Inc., a South Carolina corporation. The EPA's letter advised that the Company may be considered a CERCLA PRP. The Company confirmed that in 1987 it had sent cylinders containing titanium tetrachloride to the site for disposal. In April 1992, the Company became a party to a PRP Agreement whereby the signatories thereto agreed to cooperate in responding as a PRP group to a CERCLA Section 106 UAO issued to many of the PRPs, including the Company, directing the PRPs to conduct a removal action with respect to hazardous substances on-site. A total of 179 PRPs agreed to participate in the removal action and to share the related costs according to a series of interim allocations. The removal action has now been completed. The Company's allocated share is $124,769.51 of which it has paid $116,571.00 to-date.

        EPA has placed the site on the National Priorities List for remediation under CERCLA; however, the extent to which the site is contaminated has not been assessed, so additional costs associated with assessing and remediating any such site contamination cannot yet be estimated. Consequently, neither the extent, if any, to which the wastes the Company sent to the site may have contributed to site contamination, nor the Company's potential share, if any, of the costs associated with the assessment and remediation of such site contamination, can yet be determined. However, based on a proposed de minimis settlement which it currently is reviewing, the Company does not believe that its potential share of any costs related to the site will adversely affect the consolidated financial position of the Company to a material extent.

        5. In October 1992, the Company received a letter from the EPA requesting information regarding waste generated by the Company and disposed of at a sanitary landfill in Muskego, Wisconsin, which is operated by Waste Management of Wisconsin ("Muskego Landfill"). The Company responded by stating that it had no knowledge of the generation of any solid waste by the Company's former aluminum recycling facility in Oak Creek, Wisconsin, which was disposed of in the Muskego Landfill. Nevertheless, in January 1993, the Company received a CERCLA Section 106 UAO directing that the Company and 45 other respondents/PRPs perform certain initial remedial design and action work with respect to the Muskego Landfill.

        The Company and other PRPs formed a PRP Group to formulate allocations for certain of Waste Management's past response costs, a remedial design study for the first phase of remediation, and first phase remedial work. The Company subsequently paid its allocated share of the administrative costs for the PRP Group, the cost of the remedial design study, and the costs relating to past response efforts and the first phase of remediation.

        In June 1995, the Company received another CERCLA Section 106 UAO, dated June 6, 1995, wherein EPA purports to direct the Company, together with 55 other named respondents/PRPs, to submit a workplan for completing a remedial design and remedial action to implement cleanup of groundwater contamination at the Muskego Landfill. The Company believes that it can assert substantial legal and equitable defenses with respect to this most recent UAO. The Company's potential share of the ultimate cleanup cost, therefore, cannot be determined at this time. The Company does not, however, believe that its potential share, if any, of costs associated with the second remediation phase involving groundwater cleanup will adversely affect the consolidated financial position of the Company to a material extent.

        6. The Company was notified in a March 1994 letter from EPA that it was deemed a CERCLA PRP by EPA with respect to the Jack's Creek/Sitkin Smelting Superfund Site in Mifflin County, Pennsylvania. The Company is among some 880 PRPs that EPA claims shipped to the Site a total of approximately 286 million pounds of material alleged to contain CERCLA hazardous substances, including shipments by the Company claimed by EPA to represent about 1.8 million pounds of that total amount.

        The RI/FS prepared by EPA's contractor favors a Site remedy with an estimated cost of $56.2 million. In addition, EPA claims that it has incurred investigation and response costs relating to the Site of just over $5 million, and the U.S. Department of the Interior has asserted a Site-related natural resources damage claim of approximately $2.2 million. State natural resource trustees have not formally asserted natural resource damage claims, although State trustee agencies have reportedly conducted evaluations of Site impacts on certain natural resources. Similarly, the Pennsylvania Department of Environmental Protection ("PADEP") has allegedly incurred costs for investigation and response at the Site, but has not yet formally asserted a claim for, or stated the total amount of, the costs allegedly incurred. Under the circumstances, the Company is not able to predict the probability of a favorable or unfavorable outcome, or the amount of potential loss in the event of any unfavorable outcome.

        7. Lawsuits naming the Company have been filed in the District Courts of Jefferson and Ector counties, Texas, by individual plaintiffs alleging silicosis arising from exposure to industrial sand used for abrasive blasting which was marketed by the Company from 1988 to 1994. The Company is but one of from 20- 40 defendants named in each case. As of this date, 29 such cases are pending against the Company. At this time, the Company does not expect that settlements or adverse judgments, if any, will adversely affect the consolidated financial position of the Company to a material extent.

        8. On August 30, 1995, a complaint was filed in the District Court of Nueces County, Texas, 214th Judicial District, by 144 individual plaintiffs against 93 defendants, including the Company. Plaintiffs allege personal injuries and damages arising from exposure to petroleum products, asbestos, chemicals, solvents, minerals, metals and other products in connection with plaintiffs' employment at the Corpus Christi Army Depot in Corpus Christi, Texas. Plaintiffs' ad damnum plea is for $100 Million in compensatory damages and "at least" $400 Million in punitive damages from all defendants. The Company has retained counsel and is currently defending the action. The Company does not believe that its potential share, if any, of costs related to this action will adversely affect the consolidated financial position of the Company to a material extent.

        9. In 1987, the Company sold its former Neville Island, Pennsylvania, detinning facility to AMG Resources Corporation. Under the terms of the sale and subsequent agreements, the Company retained responsibility for the assessment of certain environmental conditions at the site, the preparation of a remediation plan to address such conditions for submission to appropriate environmental regulatory agencies, and the implementation of the approved remediation plan.

        In 1991, the Company prepared and submitted to the PADEP the results of an extensive site investigation. Subsequently, the Company's independent consultants prepared a remediation proposal, and in November 1994, the Company presented its remediation concept to PADEP representatives. At that time, PADEP indicated that it was potentially willing to consider the proposed remediation concept, and requested submission of certain additional information. PADEP further stated that it intended to negotiate and enter into a Consent Order setting forth the Company's remediation obligations at the site.

        In October 1995, the Company filed with the PADEP and Neville Township a Notice of Intent to Remediate the AMG site under certain applicable provisions of the Pennsylvania Land Recycling and Environmental Remediation Standards Act (Act 2). With PADEP's authorization, the Company subsequently implemented its remediation concept through a pilot remediation project which addressed soil contamination in an area of the Neville Island site where AMG was constructing a new recycling unit. Based on the results of the pilot remediation effort, the Company has proposed to conduct additional remediation activities under Act 2 to address the remainder of the AMG site, including lead conditions in soils and arsenic conditions in groundwater. Concurrently, PADEP, Vulcan and AMG are proceeding with negotiation of a consent order covering the remediation effort and the scope of subsequent monitoring to evidence the effectiveness of the remediation work. Under present circumstances, however, the Company can neither predict the probability of a favorable or unfavorable ultimate resolution of this matter nor the amount of costs, if any, in excess of current reserves.

        Note 9, Other Commitments and Contingent Liabilities on page 43 of the Company's 1995 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 1995.


ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, positions and ages of the executive officers of the Company are as follows:

NAME                                    POSITION                           AGE

Herbert A. Sklenar        Chairman, Chief Executive Officer and Director    64

William J. Grayson, Jr.   Vice Chairman and Director                        65

Donald M. James           President, Chief Operating Officer and Director   47

Peter J. Clemens, III     Senior Vice President, West - Construction
                             Materials Group                                52

Guy K. Mitchell, Jr.      Senior Vice President, East - Construction
                             Materials Group                                47

Michael J. Ferris         President, Chemicals Division                     51

R. Morrieson Lord         Senior Vice President, Human Resources            65

William F. Denson, III    Vice President-Law and Secretary                  52

Daniel F. Sansone         Vice President-Finance and Treasurer              43

Ejaz A. Khan              Controller                                        39


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

        Donald M. James was elected President, Chief Operating Officer and Director effective February 17, 1996. Mr. James joined the Company in December 1992 as Senior Vice President and General Counsel. Prior to joining the Company he was a partner in the law firm of Bradley, Arant, Rose & White. In January 1994, Mr. James was elected President of the Southern Division and in August 1995, he was also elected Senior Vice President, South, Construction Materials Group.

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

        Ejaz A. Khan served as Controller, Chemicals Division, until September 1995, when he was elected Controller of the Company.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

        "Common Stock Market Prices and Dividends" on page 21 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        "Selected Financial Data" on page 20 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        "Management's Discussion and Analysis" on pages 24 through 31 and "Financial Terminology" on page 47 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following information relative to this item is included in the Company's 1995 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

                                                                          PAGE

Financial Statements and Notes                                              34

Management's Responsibility for Financial Reporting and Internal Control    46

Independent Auditors' Report                                                46

Supplementary Information-Quarterly Financial Data (Unaudited)              32

        With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6, 7, 8 and 14, the Company's 1995 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No information is required to be included herein pursuant to
Item 304 of Regulation S-K.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Within 120 days of the close of the Company's fiscal year on December 31, 1995, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "1996 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 1996 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is also made to the information provided in Part I, Item 4a, of this Annual Report on Form 10-K. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) during 1995, and of Form 5 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) with respect to 1995, the Company has identified certain persons subject to Section 16(a) of the Securities Exchange Act of 1934 who failed to file on a timely basis required forms. Information concerning such failures under the heading "Compliance with the Securities Exchange Act" included in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information under the headings "Compensation of Directors," "Executive Compensation," "Shareholder Return Performance Presentation," "Retirement Income Plan" and "Employee Special Severance Plan" included in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

        The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Holdings of Management" included in the Company's 1996 Proxy Statement is incorporated herein by reference.

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


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

        (a) (1) FINANCIAL STATEMENTS

        The following financial statements are included in the Company's 1995 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:
                                                                          PAGE

        Consolidated Statements of Earnings                                 34

        Consolidated Balance Sheets                                         35

        Consolidated Statements of Cash Flows                               36

        Consolidated Statements of Shareholders' Equity                     37

        Notes to Financial Statements                                       38

        Management's Responsibility for Financial Reporting and
           Internal Control                                                 46

        Independent Auditors' Report                                        46

        Supplementary Information-Quarterly Financial Data (Unaudited)      32

        (a) (2) FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule for the years ended December 31, 1995, 1994 and 1993 is included in Part IV of this report on the indicated pages:

        Schedule II     Valuation and Qualifying Accounts and Reserves      19

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

        (a) (3) EXHIBITS

        The exhibits required by Item 601 of Regulation S-K and indicated below, other than Exhibits (11) and (12) which are on pages 20 and 21 of this report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission and the New York Stock Exchange. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon payment of the costs of copying and transmitting the same.

EXHIBIT (3)(i)          Certificate of Incorporation (Restated 1988) of the
                        Company.  Exhibit 3(a) to the Company's 1988 Form 10-K
                        Annual Report is incorporated herein by reference
                        (File No. 1-4033).

EXHIBIT (3)(ii)         By-laws of the Company, as restated February 2, 1990,
                        and as last amended February 17, 1996.

Exhibit (4)             Exhibits 1 (Distribution Agreement by and among the
                        Company, Goldman, Sachs & Co., Lehman Brothers and
                        Salomon Brothers Inc) and 4 (Indenture by and between the Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York)) to the Form S-3 filed with the Securities and Exchange
                        Commission by the Company on May 2, 1991, and registering $200,000,000 in debt securities is incorporated herein by reference. Form 8-K Report filed with the Securities and Exchange Commission by the Company on May 14, 1991, is incorporated herein by reference. The Company hereby agrees to furnish the Securities and Exchange Commission, upon request, all instruments defining the rights of holders of its other long-term debt or that of any of its consolidated subsidiaries.

Exhibit (10)(a)         The Management Incentive Plan of the Company, as last
                        amended and restated.  Exhibit 10(a) to the Company's
                        1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

Exhibit (10)(b)         The 1991 Long-Range Performance Share Plan of the
                        Company. Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991 ("1991 Proxy Statement"), is incorporated herein by reference (File No. 1-4033).*

Exhibit (10)(c)         The Employee Special Severance Plan of the Company.
                        Exhibit 10(g) to the Company's 1989 Form 10-K Annual
                        Report is incorporated herein by reference
                        (File No. 1-4033).*

Exhibit (10)(d)         The Plan for Directors Emeriti and Other Eligible
                        Directors, as last amended and restated.  Exhibit
                        10(c) to the Company's 1990 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

Exhibit (10)(e)         The Unfunded Supplemental Benefit Plan for Salaried
                        Employees.  Exhibit 10(d) to the Company's 1989 Form
                        10-K Annual Report is incorporated herein by reference
                        (File No. 1-4033).*

Exhibit (10)(f)         The 1983 Long-Term Incentive Plan, as last amended and
                        restated.  Exhibit 10(f) to the Company's 1989 Form
                        10-K Annual Report is incorporated herein by reference
                        (File No. 1-4033).*

Exhibit (10)(g)         The Deferred Compensation Plan for Directors Who Are
                        Not Employees of the Company, as last amended and restated on February 17, 1996.

Exhibit (10)(h)         The 1996 Long-Term Incentive Plan of the Company.

Exhibit (10)(i)         The Directors Deferred Stock Plan of the Company.

Exhibit (11)            Computation of Earnings Per Share for the five years
                        ended December 31, 1995 (set forth on page 20 of this report).

Exhibit (12)            Computation of Ratio of Earnings to Fixed Charges for
                        the five years ended December 31, 1995 (set forth on page 21 of this report).

Exhibit (13)            The Company's 1995 Annual Report to Shareholders.

Exhibit (21)            List of the Company's subsidiaries as of
                        December 31, 1995.

Exhibit (24)            Powers of Attorney for all directors whose names
                        are signed to this report pursuant to such Powers of Attorney.

Exhibit (27)            Financial Data Schedule (electronic filing only)

        Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1995, will be filed as one or more amendments to this Form 10-K on or before June 28, 1996, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

* Management Contract or Compensatory Plan.

        (b) REPORTS ON FORM 8-K

        None.
                        INDEPENDENT AUDITORS' REPORT


Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 1995, 1994 and 1993 and for the years then ended, and have issued our report thereon dated February 2, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Vulcan Materials Company and its subsidiary companies, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Birmingham, Alabama
February 2, 1996


                                       SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VULCAN MATERIALS COMPANY
                                                 (Registrant)


March 29, 1996                          By /s/  H. A. Sklenar
Date                                    H. A. Sklenar
                                        Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                    TITLE                           DATE

/s/ H. A. Sklenar      Chairman, Chief Executive             March 29, 1996
H. A. Sklenar          Officer and Director
                       (Principal Executive Officer)


/s/ D. M. James        President, Chief Operating            March 29, 1996
D. M. James            Officer and Director

/s/ D. F. Sansone      Vice President-Finance and Treasurer  March 29, 1996
D. F. Sansone          (Principal Financial Officer)


/s/ E. A. Khan         Controller                            March 29, 1996
E. A. Khan             (Principal Accounting Officer)


The following directors:

Marion H. Antonini           Director

Livio D. DeSimone            Director

William J. Grayson, Jr.      Director

John K. Greene               Director

Richard H. Leet              Director

Douglas J. McGregor          Director

Ann D. McLaughlin            Director

James V. Napier              Director

Donald B. Rice               Director

Orin R. Smith                Director


By /s/ William F. Denson, III                                March 29, 1996
      William F. Denson, III
      Attorney-in-Fact for
      each of the ten directors
      listed above


                                        EXHIBITS

                                           TO

                                        FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                           OF

                                VULCAN MATERIALS COMPANY

                                  FILED MARCH 29, 1996

                              COMMISSION FILE NUMBER 1-4033


                                      EXHIBIT INDEX
                                        FORM 10-K
                           FISCAL YEAR ENDED DECEMBER 31, 1995


EXHIBIT (3)(i)          Certificate of Incorporation (Restated 1988) of the
                        Company.  Exhibit 3(a) to the Company's 1988 Form 10-K
                        Annual Report is incorporated herein by reference
                        (File No. 1-4033).

EXHIBIT (3)(ii)         By-laws of the Company, as restated February 2, 1990,
                        and as last amended February 17, 1996.

EXHIBIT (4)             Exhibits 1 (Distribution Agreement by and among the
                        Company, Goldman, Sachs & Co., Lehman Brothers and
                        Salomon Brothers Inc) and 4 (Indenture by and between the Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York)) to the Form S-3 filed with the Securities and Exchange
                        Commission by the Company on May 2, 1991, and registering $200,000,000 in debt securities is incorporated herein by reference. Form 8-K Report filed with the Securities and Exchange Commission by the Company on May 14, 1991, is incorporated herein by reference. The Company hereby agrees to furnish the Securities and Exchange Commission, upon request, all instruments defining the rights of holders of its other long-term debt or that of any of its consolidated subsidiaries.

EXHIBIT (10)(a)         The Management Incentive Plan of the Company, as last
                        amended and restated.  Exhibit 10(a) to the Company's
                        1989 Form 10-K Annual Report is incorporated herein by reference (File No. 1-4033).*

EXHIBIT (10)(b)         The 1991 Long-Range Performance Share Plan of the
                        Company. Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991 ("1991 Proxy Statement"), is incorporated herein by reference (File No. 1-4033).*

EXHIBIT (10)(c)         The Employee Special Severance Plan of the Company.
                        Exhibit 10(g) to the Company's 1989 Form 10-K Annual
                        Report is incorporated herein by reference (File
                        No. 1-4033).*

EXHIBIT (10)(d)         The Plan for Directors Emeriti and Other Eligible
                        Directors, as last amended and restated.
                        Exhibit 10(c) to the Company's 1990 Form 10-K Annual
                        Report is incorporated herein by reference (File
                        No. 1-4033).*

EXHIBIT (10)(e)         The Unfunded Supplemental Benefit Plan for Salaried
                        Employees.  Exhibit 10(d) to the Company's 1989 Form
                        10-K Annual Report is incorporated herein by reference
                        (File No. 1-4033).*

EXHIBIT (10)(f)         The 1983 Long-Term Incentive Plan, as last amended and
                        restated.  Exhibit 10(f) to the Company's 1989 Form
                        10-K Annual Report is incorporated herein by reference
                        (File No. 1-4033).*

EXHIBIT (10)(g)         The Deferred Compensation Plan for Directors Who Are
                        Not Employees of the Company, as last amended and restated on February 17, 1996.

EXHIBIT (10)(h)         The 1996 Long-Term Incentive Plan of the Company.

EXHIBIT (10)(i)         The Directors Deferred Stock Plan of the Company.

EXHIBIT (11)            Computation of Earnings Per Share for the five years
                        ended December 31, 1995 (set forth on page 20 of this report).

EXHIBIT (12)            Computation of Ratio of Earnings to Fixed Charges for
                        the five years ended December 31, 1995 (set forth on page 21 of this report).

EXHIBIT (13)            The Company's 1995 Annual Report to Shareholders.

EXHIBIT (21)            List of the Company's subsidiaries as of
                        December 31, 1995.

EXHIBIT (24)            Powers of Attorney for all directors whose names
                        are signed to this report pursuant to such Powers of Attorney.

EXHIBIT (27)            Financial Data Schedule (electronic filing only)


     Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1995, will be filed as one or more amendments to this Form 10-K on or before June 28, 1996, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

* Management Contract or Compensatory Plan.