Form 10-Q
period 1996-03-31
VULCAN MATERIALS CO
filed 1996-05-13
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Shares outstanding
       Class                                             at April 30, 1996
Common Stock, $1 Par Value                                   34,853,506


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                        QUARTER ENDED MARCH 31, 1996

                                  Contents

                                                               Page No.

PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Balance Sheets..................   1
                   Condensed Consolidated Statements of Earnings..........   2
                   Condensed Consolidated Statements of Cash Flows........   3
                   Notes to Condensed Consolidated Financial Statements...   4
                   Exhibit 11 - Computation of Earnings Per Share.........   6
                   Exhibit 12 - Computation of Ratio of Earnings
                     to Fixed Charges.....................................   7



         Item 2.   Management's Discussion and Analysis of Results
                     of Operations and Financial Condition................   8


PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings......................................  14
         Item 6.   Exhibits and Reports on Form 8-K.......................  14

SIGNATURES................................................................  15

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS*
                           (Amounts in thousands)

                                                           March 31,   December 31,    March 31,
                        Assets                                  1996          1995          1995
Current assets
  Cash and cash equivalents.............................. $   19,980    $   21,869    $    1,502
  Accounts and notes receivable, less allowance for
    doubtful accounts: Mar. 31, 1996, $8,454; Dec. 31,
    1995, $8,176; Mar. 31, 1995, $8,571..................    175,668       181,060       186,724
  Inventories:
    Finished products....................................     93,680        90,009        88,744
    Raw materials........................................      9,636        10,062        10,947
    Products in process..................................        902           979         1,110
    Operating supplies and other.........................     29,483        25,751        26,434
         Total inventories...............................    133,701       126,801       127,235
  Deferred income taxes..................................     26,975        26,555        28,034
  Prepaid expenses.......................................     20,981         5,836         6,528
         Total current assets............................    377,305       362,121       350,023
Investments and long-term receivables....................     56,896        56,272        58,859
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: Mar. 31,
  1996, $1,183,668; Dec. 31, 1995, $1,161,403; Mar. 31,
  1995, $1,121,863.......................................    710,717       698,033       698,817
Deferred charges and other assets........................     82,162        99,368        83,223
         Total........................................... $1,227,080    $1,215,794    $1,190,922

         Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term obligations............ $    6,997    $    7,070    $    4,703
  Notes payable..........................................      3,253         3,569        33,689
  Other current liabilities..............................    183,235       166,770       184,856
         Total current liabilities.......................    193,485       177,409       223,248
Long-term obligations....................................     90,178        90,278        97,193
Deferred income taxes....................................     86,820        85,935        82,823
Other noncurrent liabilities.............................     60,854        65,534        55,516
Other commitments and contingent liabilities ...........
Shareholders' equity.....................................    795,743       796,638       732,142
         Total........................................... $1,227,080    $1,215,794    $1,190,922

*Balance sheets as of March 31 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.


              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts and shares in thousands, except per share data)

                                                   Three Months Ended
                                                        March 31 *
                                                     1996        1995
Net sales........................................ $308,541    $294,388
Cost of goods sold...............................  238,407     235,601
Gross profit on sales............................   70,134      58,786
Selling, administrative and general expenses.....   38,919      37,394
Other operating costs............................      829       1,243
Other income, net................................    3,237       6,853
Earnings before interest
  expense and income taxes.......................   33,625      27,002
Interest expense.................................    2,171       2,521
Earnings before income taxes.....................   31,455      24,481
Provision for income taxes.......................   11,324       8,519
Net earnings .................................... $ 20,131    $ 15,962

Primary and fully diluted earnings per
   share of common stock.........................    $0.57       $0.44

Average common and common equivalent
   shares outstanding**..........................   35,439      36,094

Cash dividends per share of common stock.........   $0.420      $0.365

Depreciation, depletion and amortization
   deducted above................................  $26,165     $26,848

Effective tax rate...............................    36.0%       34.8%


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


                 VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)

                                                             Three Months Ended
                                                                  March 31*
                                                               1996        1995
Operations
Net earnings ............................................. $ 20,131    $ 15,962
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Depreciation, depletion and amortization..............   26,165      26,848
    Increase in assets before effects of
      business acquisitions...............................  (17,073)    (19,440)
    Increase in liabilities before effects of
      business acquisitions...............................   10,824      16,917
    Other, net............................................   14,852      (2,910)
       Net cash provided by continuing operations.........   54,899      37,377
Net cash used for discontinued operations.................     (483)       (327)
       Net cash provided by operations....................   54,416      37,050

Investing Activities
Purchases of property, plant and equipment................  (32,391)    (24,204)
Payment for business acquisitions (net of acquired cash)..   (8,375)          -
Proceeds from sale of property, plant and equipment.......    5,966       5,987
Investment in nonconsolidated companies...................        -        (577)
Withdrawal of earnings from nonconsolidated companies.....        -         250
       Net cash used for investing activities.............  (34,800)    (18,544)

Financing Activities
Net payments - commercial paper and bank lines of credit..     (316)     (9,090)
Payment of short-term debt................................     (158)       (157)
Payment of long-term debt.................................        -         (15)
Purchases of common stock.................................   (6,351)     (2,372)
Dividends paid............................................  (14,680)    (13,087)
       Net cash used for financing activities.............  (21,505)    (24,721)

Net decrease in cash and cash equivalents.................   (1,889)     (6,215)
Cash and cash equivalents at beginning of year............   21,869       7,717
Cash and cash equivalents at end of period................ $ 19,980    $  1,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized)................ $    487    $    846
      Income taxes........................................    1,525       1,385

* Unaudited

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

3.  New Accounting Standards

    In 1995 the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which will be effective for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock-based compensation. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

    Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies also are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to continue to account for employee stock-based compensation under Opinion No. 25. Adoption of the new standard will have no effect on the Company's cash flows.

    The FASB recently issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of the statement to have any initial material impact upon results of operations.


                                 EXHIBIT 11
                      COMPUTATION OF EARNINGS PER SHARE
          (Amounts and shares in thousands, except per share data)

                                                            Three Months Ended
                                                                  March 31
                                                               1996      1995
Primary and fully diluted earnings:

  Average common shares outstanding.....................     34,936    35,867

  Common share equivalents:

    Performance share plan..............................        503       227

          Total shares..................................     35,439    36,094



Net earnings ...........................................    $20,131   $15,962


Primary and fully diluted earnings
  per share of common stock.............................      $0.57     $0.44


                                          EXHIBIT 12
                      VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                      COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                    (Amounts in thousands)

                                                    For the Years Ended December 31
                                            1995       1994       1993       1992       1991
Fixed charges:
  Interest expense before
    capitalization credits............  $ 11,396   $ 10,699   $ 10,187   $ 10,441    $11,336
Amortization of financing costs ......       109        114        115        116         75
One-third of rental expense...........     9,532     10,393      7,375      7,190      4,815
      Total fixed charges.............  $ 21,037   $ 21,206   $ 17,677   $ 17,747    $16,226

Net earnings .........................  $166,240   $ 97,976   $ 88,229   $ 90,980    $52,580
Provision for income taxes............    92,181     47,930     36,993     39,746     20,867
Fixed charges.........................    21,037     21,206     17,677     17,747     16,226
Capitalized interest credits..........      (297)      (878)    (1,016)      (673)      (131)
Amortization of capitalized interest..     1,031        997        882        792        840
Earnings before income taxes
  as adjusted.........................  $280,192   $167,231   $142,765   $148,592    $90,382

Ratio of earnings to fixed charges....      13.3        7.9        8.1        8.4        5.6

                                   For the Three Months
                                   Ended March 31, 1996
Fixed charges:
  Interest expense before
    capitalization credits............  $  2,273
 Amortization of financing costs......        27
 One-third of rental expense..........     1,930
      Total fixed charges.............  $  4,230


Net earnings..........................  $ 20,131
Provision for income taxes............    11,324
Fixed charges.........................     4,230
Capitalized interest credits..........      (102)
Amortization of capitalized interest..       159
Earnings before income taxes
  as adjusted.........................  $ 35,742

Ratio of earnings to fixed charges....       8.4


NOTE: Since 1987, the Company has guaranteed a portion of certain debts of two of the entities through which it participates in the Crescent Market Project. In addition, since February 1994, the Company has guaranteed a portion of certain debt of a third entity. The fixed charges associated with such guaranties (under which the Company has not been required to make any payments) for the three months ended March 31, 1996, were $524,000 and for the one-year periods ended December 31, 1995, 1994, 1993, 1992, and 1991 were $2,588,000,
  $2,666,000, $2,731,000, $3,583,000, and $3,525,000, respectively.
  Because the Company's ownership interests in the Crescent Market Project are accounted for by the equity method, these amounts have not been included in the computation of the ratios of earnings to fixed charges presented above.



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

                            RESULTS OF OPERATIONS

FIRST QUARTER 1996 AS COMPARED WITH FIRST QUARTER 1995

Vulcan's first quarter 1996 sales, net earnings and earnings per share were at record levels. Net earnings of $20.1 million, or 57 cents per share, were 26% and 30%, respectively, higher than last year. The comparable 1995 earnings and earnings per share were $16.0 million and 44 cents, respectively.

Sales in 1996 were $308.5 million, up 5% from last year's total of $294.4 million. The segment detail of that increase is as follows (amounts in millions):
                                                   First Quarter Sales
                                            1996          1995     Increase

        Construction Materials             $159.7        $155.5      $ 4.2
        Chemicals                           148.8         138.9        9.9

            Total                          $308.5        $294.4      $14.1

Construction Materials reported record first quarter sales of $159.7 million, up 3% from the 1995 first quarter. Excluding the impact of freight to remote distribution yards, average crushed stone prices increased nearly 4%. However, total stone shipments decreased 2% from last year's levels. Chemicals sales of $148.8 million also were at a record first quarter level, up 7% from last year's first quarter. The increase was due principally to higher volumes for
most products and higher prices for chlorinated organic products.   Average
caustic soda prices in the first quarter of 1996 were slightly higher than the same quarter last year but were down marginally from the fourth quarter of 1995.

Earnings before interest expense and income taxes were $33.6 million as compared to $27.0 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):

                                         First Quarter Earnings (Loss) Before
                                         Interest Expense and Income Taxes *

                                                                     Increase
                                             1996          1995     (Decrease)

        Construction Materials              $ 2.9         $10.5       $(7.6)
        Chemicals                            30.2          16.5        13.7
           Segment earnings*                 33.1          27.0         6.1
        Interest income, etc.                  .5            -           .5

        Total                               $33.6         $27.0       $ 6.6

        * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported first quarter earnings of $2.9 million as compared with earnings of $10.5 million in 1995's first quarter. Approximately half of this decrease is referable to lower gains on sales of assets. Results for the first quarter of 1995 included pretax gains of $3.9 million referable to the sale of assets, including principally the sale of the Company's aggregates operations in Iowa. The segment earnings decrease also reflects the impact of lower stone sales, accompanied by even lower production volumes, and increased operating costs, which were only partially offset by increased sales prices. Adverse weather conditions in several divisions contributed to these results. The Chemicals segment reported record first quarter earnings of $30.2 million, up sharply from last year's first quarter earnings of $16.5 million. The improvement reflects the effects of higher volumes for most products, higher selling prices for chlorinated organic products and lower raw material costs.

Selling, administrative and general expenses of $38.9 million for the first quarter of 1996 increased 4% from the 1995 level. The increase reflects principally the impact of the June 1995 acquisition of Rio Linda Chemical Company and the costs of a project begun in 1995 to redesign the Construction Materials segment's procurement process, offset in part by lower accruals for stock-based incentive plans.

Other income, net of other charges, was $3.2 million in the first quarter as compared with the 1995 total of $6.9 million. The comparison reflects a decrease in gains on sales of assets, including the aforementioned gain from the sale of the Iowa operations in 1995. This was partially offset by improved results from the Crescent Market Project (the Company's joint venture to supply limestone from Mexico to the U. S. Gulf Coast).

The provision for income taxes for the current quarter was $11.3 million as compared with 1995's provision of $8.5 million, reflecting increases in pretax earnings and the effective tax rate. The effective tax rate for the quarter
was 36.0%, up from last year's first quarter rate of 34.8%.   The increase
reflects principally the relatively greater impact of higher Chemicals earnings which diluted the effect on the tax rate of statutory depletion referable to construction aggregates production.

On April 23, 1996, H. A. Sklenar, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

     "Strong operating results in Vulcan's Chemicals segment accounted for the significant improvement in 1996 first quarter results. Both of Chemicals' business units - Chloralkali and Performance Systems - experienced stronger demand and lower raw material costs as compared with a year earlier. Current market conditions for both businesses are relatively stable and we continue to expect Chemicals 1996 sales and earnings to be at record levels.

     "First quarter earnings comparisons for our Construction Materials segment were adversely impacted by several factors, including winter weather conditions and lower gains from asset sales. For the balance of 1996, we expect stone shipments to approximate last year's levels. Consequently, earnings from operations for that period may be slightly higher than last year but not high enough to offset lower gains from land sales, which were especially large in last year's fourth quarter. For the full year, we expect Construction Materials earnings to be down modestly from 1995's record level.

     "If both of our segment outlooks hold up, we should be able to report record 1996 net earnings and earnings per share for the Company."


LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $177.1 million at March 31, 1996, only slightly above the 1995 year-end amount of $174.8 million. Higher prepaid expenses and inventories, due primarily to seasonal build-ups in the Construction Materials segment, were offset by higher current liabilities. Working capital at March 31, 1996 increased 6% from the same date last year. Higher prepaid expenses and inventories, due to increased sales, were partially offset by lower Chemicals segment receivables.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.0 as of March 31, 1996. This was equal to the year-end 1995 ratio and up from a 1.6 ratio at March 31, 1995.

Cash Flows

Net cash provided by continuing operations totaled $54.9 million in the first quarter of 1996, up sharply from the $37.4 million generated in the same period last year. The increase primarily reflects higher earnings, the release of escrowed deposits referable to land sales and a significantly reduced build-up of inventories during the quarter. Cash used for investing activities was $34.8 million as compared with the 1995 total of $18.5 million. This change reflects higher purchases of property, plant and equipment and higher spending for business acquisitions. Net cash used for financing activities totaled $21.5 million, down from the 1995 amount of $24.7 million. This decline reflects lower net payments on borrowings, partially offset by higher purchases of common stock in 1996.

Cash and cash equivalents, which totaled $20.0 million at March 31, 1996, were up from $1.5 million a year ago.

On February 17, 1996, the Board of Directors authorized a quarterly dividend of 42 cents per common share payable March 8, 1996. The new quarterly dividend represents a 15.1% increase over quarterly dividends paid in 1995.

Property Additions

Property additions totaled $42.5 million in 1996 as compared with $26.1 million in the first quarter of 1995, reflecting higher spending for acquisitions as well as higher routine capital spending. In 1996, the Company acquired a stone distribution facility in northern Illinois.

Short-term Borrowings

Short-term borrowings as of March 31, 1996 and 1995 consisted of notes payable to banks totaling $3.3 million and $33.7 million, respectively.

Long-term Obligations

As of March 31, 1996, long-term obligations were 8.7% of long-term capital and 11.3% of shareholders' equity. The corresponding 1995 percentages were 10.0% and 13.3%.

Common Stock Transactions

Pursuant to the Company's long-standing common stock purchase program, 115,600 shares of common stock were purchased in the first quarter of 1996 at a total cost of $6.4 million, equal to an average price of $54.94 per share. Purchases of common stock in the first quarter of 1995 totaled 47,700 shares at a total cost of $2.4 million, equal to an average price of $49.72 per share.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          As previously reported in the Company's Annual Report on Form 10-K, in January 1992, the Company received a letter from the Environmental Protection Agency ("EPA") regarding alleged releases or threatened releases of hazardous substances of a hazardous waste treatment, storage and disposal site in Greer, South Carolina, which was operated by Aqua-Tech Environmental, Inc. The Company has now tendered payment to the potentially responsible party ("PRP") group as a de minimis settlement.
          In exchange for this settlement, both the PRP group and the EPA have fully released the Company from any further liability in connection with the cleanup of this site, and both have agreed not to take any further legal action against the Company with respect to this matter.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits furnished in accordance with Item 601 of Regulation S-K and included in Part I:

               Exhibit 11 - Computation of Earnings per Share
               Exhibit 12 - Computation of Ratio of Earnings to Fixed
                  Charges

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended March 31, 1996.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VULCAN MATERIALS COMPANY

Date     May 13, 1996                  /s/ E. A. Khan
                                       E. A. Khan
                                       Controller


                                       /s/ D. F. Sansone
                                       D. F. Sansone
                                       Vice President - Finance