Form 10-Q
period 1996-06-30
VULCAN MATERIALS CO
filed 1996-08-13
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Shares outstanding
         Class                                      at July 31, 1996
Common Stock, $1 Par Value                             34,739,447


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1996


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

                                  PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                          VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS*

                                      (Amounts in thousands)

                                                                 June 30,  December 31,   June 30,
                          Assets                                     1996        1995         1995
    Current assets
      Cash and cash equivalents............................... $      106  $   21,869   $        2
      Accounts and notes receivable, less allowance for
        doubtful accounts: June 30, 1996, $8,637; Dec. 31,
        1995, $8,176; June 30, 1995, $8,381...................    233,175     181,060      219,711
      Inventories:
        Finished products.....................................     89,265      90,009       91,153
        Raw materials.........................................     14,112      10,062       11,283
        Products in process...................................        610         979        1,129
        Operating supplies and other..........................     29,396      25,751       26,821
             Total inventories................................    133,383     126,801      130,386
      Deferred income taxes...................................     27,421      26,555       26,968
      Prepaid expenses........................................     11,131       5,836       16,691
             Total current assets.............................    405,216     362,121      393,758
    Investments and long-term receivables.....................     59,139      56,272       61,397
    Property, plant and equipment, at cost less accumulated
      depreciation, depletion and amortization: June 30,
      1996, $1,204,203; Dec. 31, 1995, $1,161,404; June 30,
      1995, $1,142,025........................................    742,660     698,033      710,862
    Deferred charges and other assets.........................    101,702      99,368       89,667
             Total............................................ $1,308,717  $1,215,794   $1,255,684

             Liabilities and Shareholders' Equity

    Current liabilities
      Current maturities of long-term obligations............. $    6,791  $    7,070   $    5,720
      Notes payable...........................................     36,064       3,569       71,048
      Trade payables and accruals.............................    100,226      98,253       99,752
      Other current liabilities...............................    107,233      68,517       78,798
             Total current liabilities........................    250,314     177,409      255,318
    Long-term obligations.....................................     85,199      90,278       91,927
    Deferred income taxes.....................................     87,155      85,935       82,570
    Other noncurrent liabilities..............................     66,035      65,534       61,540
    Shareholders' equity......................................    820,014     796,638      764,329
             Total............................................ $1,308,717  $1,215,794   $1,255,684

    * Balance sheets as of June 30 are unaudited.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.

                      VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts and shares in thousands, except per share data)

                                                   Three Months Ended      Six Months Ended
                                                        June 30*                June 30*
                                                     1996      1995          1996        1995
    Net sales.................................... $419,222   $382,819    $727,763    $677,207
    Cost of goods sold............................ 289,906    269,632     528,313     505,234
    Gross profit on sales......................... 129,316    113,187     199,450     171,973
    Selling, administrative and general expenses..  42,914     38,788      81,833      76,182
    Other operating costs.........................     993        998       1,822       2,241
    Other income, net.............................   8,176      3,485      11,416      10,338
    Earnings before interest
      expense and income taxes....................  93,585     76,886     127,211     103,888
    Interest expense..............................   2,289      3,075       4,460       5,596
    Earnings before income taxes..................  91,296     73,811     122,751      98,292
    Provision for income taxes....................  32,744     26,080      44,068      34,599
    Net earnings ................................ $ 58,552   $ 47,731    $ 78,683    $ 63,693

    Primary and fully diluted earnings per
      share of common stock.......................   $1.65      $1.32       $2.22       $1.76

    Average common and common equivalent
      shares outstanding**........................  35,301     36,188      35,370      36,143

    Cash dividends per share of common stock......  $0.420      0.365   $   0.840   $   0.730

    Depreciation, depletion and amortization
      deducted above.............................. $27,472    $27,270     $53,637     $54,118

    Effective tax rate............................   35.9%      35.3%       35.9%       35.2%

    *   Unaudited

    ** Primary and fully diluted earnings per share of common stock is computed by dividing the net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents primarily represent the number of shares contingently issuable under long-range performance share plans. Refer to Exhibit 11 for computation.

    The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.


                   VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)

                                                                      Six Months Ended
                                                                          June 30*
                                                                      1996        1995
    Operations
    Net earnings ............................................... $  78,683    $ 63,693
    Adjustments to reconcile net earnings to net cash
      provided by continuing operations:
        Depreciation, depletion and amortization................    53,637      54,118
        Increase in assets before effects of
          business acquisitions.................................   (55,910)    (61,030)
        Increase in liabilities before effects of
          business acquisitions.................................    27,237      16,048
        Other, net..............................................    13,674      (4,173)
           Net cash provided by continuing operations...........   117,321      68,656
    Net cash used for discontinued operations...................      (746)       (605)
           Net cash provided by operations......................   116,575      68,051

    Investing Activities
    Purchases of property, plant and equipment..................   (73,997)    (63,048)
    Payment for business acquisitions (net of acquired cash)....   (54,359)    (12,177)
    Proceeds from sale of property, plant and equipment.........     6,888       8,107
    Investment in nonconsolidated companies.....................    (1,178)     (1,016)
    Withdrawal of earnings from nonconsolidated companies.......        --         250
           Net cash used for investing activities...............  (122,646)    (67,884)

    Financing Activities
    Net borrowings - commercial paper and bank lines of credit..    32,495      28,270
    Payment of short-term debt..................................    (5,479)     (4,399)
    Payment of long-term debt...................................        --         (22)
    Purchases of common stock...................................   (13,377)     (5,554)
    Dividends paid..............................................   (29,331)    (26,177)
           Net cash used for financing activities...............   (15,692)     (7,882)

    Net decrease in cash and cash equivalents...................   (21,763)     (7,715)
    Cash and cash equivalents at beginning of year..............    21,869       7,717
    Cash and cash equivalents at end of period.................. $     106    $      2

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest (net of amount capitalized).................. $   4,430    $  5,398
          Income taxes..........................................    25,827      17,717

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
        Liabilities assumed in business acquisition............. $     149    $  1,382
        Fair value of stock issued in business acquisition......     1,316          --

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



                                         EXHIBIT 11
                              COMPUTATION OF EARNINGS PER SHARE
                  (Amounts and shares in thousands, except per share data)

                                                 Three Months Ended    Six Months Ended
                                                      June 30               June 30
                                                    1996      1995       1996      1995
    Primary and fully diluted earnings:

      Average common shares outstanding........   34,853    35,870     34,895    35,870

      Common share equivalents.................      448       318        475       273

              Total shares.....................   35,301    36,188     35,370    36,143



    Net earnings...............................  $58,552   $47,731    $78,683   $63,693


    Primary and fully diluted earnings per
        share of common stock:.................  $  1.65   $  1.32    $  2.22   $  1.76


                                               EXHIBIT 12
                           VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                         (Amounts in thousands)

                                                                For the Years Ended December 31
                                                         1995       1994       1993       1992      1991
    Fixed charges:
      Interest expense before
        capitalization credits            .........  $ 11,396   $ 10,699   $ 10,187   $ 10,441   $11,336
      Amortization of financing costs     ..........      109        114        115        116        75
      One-third of rental expense         ..........    9,532     10,393      7,375      7,190     4,815
        Total fixed charges               .........  $ 21,037   $ 21,206   $ 17,677   $ 17,747   $16,226

    Net earnings                          .........  $166,240   $ 97,976   $ 88,229   $ 90,980   $52,580
    Provision for income taxes            ..........   92,181     47,930     36,993     39,746    20,867
    Fixed charges                         ..........   21,037     21,206     17,677     17,747    16,226
    Capitalized interest credits          ..........     (297)      (878)    (1,016)      (673)     (131)
    Amortization of capitalized interest  ..........    1,031        997        882        792       840
    Earnings before income taxes
      as adjusted                         .........  $280,192   $167,231   $142,765   $148,592   $90,382

    Ratio of earnings to fixed charges    ..........     13.3        7.9        8.1        8.4       5.6

                                          For the Six Months
                                          Ended June 30, 1996
    Fixed charges:
     Interest expense before
        capitalization credits            .........  $  4,738
     Amortization of financing costs      ..........       53
     One-third of rental expense          ..........    4,958
                 Total fixed charges      .........  $  9,749


    Net earnings                          .........  $ 78,683
    Provision for income taxes            ..........   44,068
    Fixed charges                         ..........    9,749
    Capitalized interest credits          ..........     (278)
    Amortization of capitalized interest  ..........      318
    Earnings before income taxes
     as adjusted                          .........  $132,540

    Ratio of earnings to fixed charges    ..........     13.6


    NOTE: Since 1987, the Company has guaranteed a portion of certain debts of two of the entities through which it participates in the Crescent Market Project. In addition, since February 1994, the Company has guaranteed a portion of certain debt of a third entity. The fixed charges associated with such guaranties (under which the Company has not been required to make any payments) for the six months ended
       June 30, 1996, were $960,000 and for the one-year periods ended December 31, 1995, 1994, 1993, 1992, and 1991 were $2,588,000,
       $2,666,000, $2,731,000, $3,583,000, and $3,525,000 respectively.
       Because the Company's ownership interests in the Crescent Market Project are accounted for by the equity method, these amounts have not been included in the computation of the ratios of earnings to fixed charges presented above.


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

                            RESULTS OF OPERATIONS

Second Quarter 1996 as Compared with Second Quarter 1995

Vulcan's sales, net earnings and earnings per share were at record levels for the second quarter. Net earnings were $58.6 million, or $1.65 per share, as compared with 1995 earnings and earnings per share of $47.7 million and $1.32. Net earnings and earnings per share were up 23% and 25%, respectively, from comparable 1995 results.

Sales in 1996 were $419.2 million, up 10% from last year's total of $382.8 million. The segment detail of that increase is as follows (amounts in millions):
                                             Second Quarter Sales

                                           1996        1995    Increase

              Construction Materials     $268.9      $238.2      $30.7
              Chemicals                   150.3       144.6        5.7
                 Total                   $419.2      $382.8      $36.4


Second quarter Construction Materials sales were up 13% from last year's second quarter total. Shipments of crushed stone increased 12%. Excluding the impact of freight to remote distribution yards, the average sales price of crushed stone increased 4%. The increase in stone revenues was partially offset by declines in certain other product lines. Chemicals sales increased 4% from last year's level due to increased sales in the Performance Systems Business Unit and stronger volumes for most Chloralkali products, offset by lower liquid caustic soda prices. The Performance Systems increase reflects the June 17, 1996, acquisition of Mayo Chemical Company, Inc. and an additional two months of sales from Vulcan Chemical Technologies, the former Rio Linda Chemical Company, Inc., which was acquired on June 1, 1995.

Earnings before interest expense and income taxes were $93.6 million as compared to $76.9 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):

                                          Second Quarter Earnings Before
                                        Interest Expense and Income Taxes *

                                           1996        1995     Increase

              Construction Materials      $68.1       $53.7       $14.4
              Chemicals                    24.2        23.2         1.0
                 Segment earnings*         92.3        76.9        15.4
              Interest income, etc.         1.3         -           1.3
                 Total                    $93.6       $76.9       $16.7


              * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported record second quarter earnings of $68.1 million, up 27% from 1995 earnings of $53.6 million. The increase reflects sharply higher volume and improved prices. The Chemicals segment recorded second quarter earnings of $24.2 million as compared with earnings of $23.2 million in 1995. The increase of 4% reflects principally an increased contribution from Performance Systems. Chloralkali earnings were comparable to 1995 as the effects of an 8% decline in liquid caustic soda prices and a $2.2 million negative earnings impact from plant outages offset the impact of lower raw material costs and higher volume.

Selling, administrative and general expenses of $42.9 increased 11% from the 1995 second quarter level. This reflects principally the effect of acquisitions and higher accruals referable to management incentive plans.

Other income, net of other charges, was $8.2 million, up sharply from the $3.5 million earned in the second quarter of 1995. The increase reflects higher gains on the sales of assets and increased interest income.

The effective tax rate for the quarter was 35.9%, up slightly from last year's
second quarter rate of 35.3%.   The increase mainly reflects a reduced effect
on the tax rate of statutory depletion referable to construction aggregates production.


Year-To-Date Comparisons as of June 30, 1996 and June 30, 1995

Sales of $727.8 million for the first six months of 1996 increased 7% from the first half 1995 total of $677.2. Sales of the segments are summarized as follows (amounts in millions):
                                             Sales for the Six Months
                                                  Ended June 30

                                           1996        1995     Increase

              Construction Materials     $428.6      $393.7       $34.9
              Chemicals                   299.2       283.5        15.7
              Total                      $727.8      $677.2       $50.6


Construction Materials sales were up 9% over 1995. Crushed stone shipments increased 7%, while prices, exclusive of freight to distribution yards, increased 3%. Chemicals sales increased 6% due to increased sales in the Performance System Business Unit and stronger volumes for most Chloralkali products, partially offset by lower liquid caustic prices.

First half earnings before interest expense and income taxes were $127.2 million, up 23% from the 1995 result. Segment detail is shown below (amounts in millions):

                                     Earnings Before Interest Expense
                                       and Income Taxes for the
                                       Six Months Ended June 30

                                           1996        1995     Increase

              Construction Materials     $ 71.0     $  64.2      $  6.8
              Chemicals                    54.5        39.7        14.8
                 Segment earnings*        125.5       103.9        21.6
              Interest income, etc.         1.7          -          1.7
                 Total                   $127.2      $103.9      $ 23.3


              * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.


Construction Materials earnings increased 11% due to higher volumes and prices. Chemicals earnings reflected increased contribution from Performance Systems, higher Chloralkali volume and lower raw materials costs.

Selling, administrative and general expenses increased 7% due to the impact of acquisitions and the costs of a project begun in 1995 to redesign the Construction Materials segment's procurement process.

The provision for income taxes for the first half was $44.1 million as compared with 1995's provision of $34.6 million, reflecting increases in pretax earnings and the effective tax rate. The effective tax rate for the period was 35.9%, up from last year's rate of 35.2%. The increase reflects principally the relatively greater impact of higher chemicals earnings which diluted the effect on the tax rate of statutory depletion referable to construction aggregates production.

On July 23, 1996, H. A. Sklenar, Chairman and Chief Executive Officer of Vulcan, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

       "Strong operating results in Vulcan's Construction Materials segment accounted for the significant improvement in 1996 second quarter results. Construction activity in most regions benefited from strong demand, favorable weather conditions and catch-up activity following a weak first quarter. For the balance of 1996, we think stone shipments and earnings from operations could exceed last year's record levels; however, segment earnings in the second half are expected to be down from last year's result due to lower gains from land sales, which were especially large in last year's fourth quarter.
       For the full year, we expect Construction Materials segment earnings to approximate 1995's record level.

       "Second quarter earnings for our Chemicals segment were slightly ahead of the comparable 1995 result but below first quarter 1996 earnings. Chloralkali results were hurt by a softening in liquid caustic soda prices and outages at the two major chloralkali plants. Performance Systems recorded improved earnings. For the balance of 1996, continued softness in liquid caustic soda prices as well as higher energy costs are expected to result in lower Chloralkali operating earnings.

       "Performance Systems is expected to continue to benefit from improved earnings contributions from both Callaway and Vulcan Technologies. For the full year, Chloralkali earnings are expected to compare favorably with 1995 due to the absence of the significant unusual charges recorded in last year's second half. This plus improved Performance Systems results should generate record segment earnings for Chemicals.

       "If these outlooks hold up, 1996 net earnings and earnings per share for the Company will be at record levels."


                       LIQUIDITY AND CAPITAL RESOURCES


Working Capital

Working capital, exclusive of debt and cash items, totaled $213.6 million at June 30, 1996, 22% above the 1995 year-end amount of $174.8 million. Higher receivables and inventories, due primarily to seasonal build-ups in the Construction Materials segment, were partially offset by higher current liabilities. Working capital at June 30, 1996 decreased slightly from the same date last year. Higher receivables were offset by increased accrued liabilities.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.6 as of June 30, 1996. This compares to the 2.0 ratio at year-end 1995 and a 1.5 ratio at June 30, 1995.

Cash Flows

First half net cash provided by operations totaled $116.6 million, up 71% from the $68.1 million generated in the same period last year. This substantial increase reflects higher earnings, a reduction in escrow deposits referable to land sales and lower working capital. Cash used for investing activities was $122.6 million, as compared with the 1995 total of $67.9 million. This increase reflects higher spending for business acquisitions and higher purchases of property, plant and equipment. Net cash used for financing activities totaled $15.7 million, up from the 1995 amount of $7.9 million.
The increase reflects principally higher purchases of common stock in 1996.

Property Additions

Property additions in the first half of 1996 totaled $104.0 million as compared with $66.4 million in the first half of last year. In the second quarter of 1996, the Chemicals segment acquired Mayo Chemical Company, Inc. and Miller-Aldridge Chemicals, Inc. Mayo, which will be incorporated into Callaway Chemical Company, is a leading manufacturer of specialty chemicals serving niche markets in the water management, textile, industrial cleaning, mining and pulp and paper industries. Sales for Mayo in 1995 were $44 million. Miller-Aldridge, which will be incorporated into Vulcan Chemical Technologies, is a leading supplier of industrial sanitation chemicals to the food processing industry in the Midwest, with particular emphasis on the poultry market. Sales for Miller-Aldridge in 1995 were approximately
$3 million.

Short-term Borrowings

Short-term borrowings as of June 30, 1996 consisted of commercial paper of $24.2 million and notes payable to banks totaling $11.9 million. June 30, 1995 borrowings were notes payable to banks of $71.0 million.

Long-term Obligations

As of June 30, 1996, long-term obligations were 8.0% of long-term capital and 10.4% of shareholders' equity. The corresponding 1995 percentages were 9.2% and 12.0%.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 122,100 shares of common stock were purchased in the second quarter of 1996 at a total cost of $7.0 million, equal to an average price of $57.55 per share. In the first six months of 1996, 237,700 shares were purchased at a total cost of $13.4 million, or $56.28 per share.


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously reported in the Company's Annual Report on Form 10-K, in May 1985, the Company received a letter from the Environmental Protection Agency ("EPA") regarding the Company's status as a potentially responsible party ("PRP") with respect to the Cleve Reber Superfund Site in Ascension Parish, Louisiana (the "Reber Site"). In the second quarter of 1996, the Company and other participating PRPs completed all required remediation work at the Reber Site in accordance with the Unilateral Administrative Order ("UAO") issued by the EPA. The Company together with the other participating PRPs will continue performing certain on-going operation maintenance and groundwater monitoring requirements under the UAO. In five years the EPA will review conditions at the Reber Site and based on that review determine if the Reber Site should be removed from the National Priorities List ("NLP") of Superfund Sites. The Company continues to believe that total provisions now recorded are adequate to cover its share of the anticipated remaining costs.

         In July 1996, the Company received a copy of a Complaint filed May 10, 1996, by Amoco Chemical Company ("Amoco") in the U.S. District Court (Southern District of Texas). The Company is included among more than 100 defendants named in the Complaint, which alleges that certain of the defendants are present or former owners or operators of a Site operated by Tex Tin Corporation (the "Tex Tin Site") and that the remainder of the defendants, including the Company, generated CERCLA hazardous substances which were sent to the Tex Tin Site. The Complaint further alleges that plaintiff, Amoco, together with defendant, Tex Tin Corporation, entered into a March 30, 1990, Administrative Consent Order ("ACO") with the EPA and that under the ACO, Amoco conducted certain remedial investigations of the Tex Tin Site, which was at the time listed on the NPL as a Superfund site and that such investigations remained on-going until May 11, 1993, when the Tex Tin Site was removed from the NPL by order of the U.S. Court of Appeals (D.C. Circuit). The action brought by Amoco asserts that Amoco spent over $8,000,000 in conducting these past remedial investigations, that Amoco will incur costs in the future relating to the Tex Tin Site, and that all such costs, together with pre- and post-judgment interest, are CERCLA response costs for which defendants are liable to Amoco, either jointly and severally or in contribution.

         The Company is investigating the matters alleged in Amoco's Complaint. Under present circumstances, the Company is unable to predict the probability of a favorable or unfavorable outcome, or the amount of any potential loss in the event of an unfavorable outcome. The Company does not, however, believe that any such potential loss will adversely affect the consolidated financial position of the Company to a material extent.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 3(ii) - Bylaws
              Exhibit 11 - Computation of Earnings per Share *
              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges *

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the six months ended June 30, 1996.



*  Included in Part I



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VULCAN MATERIALS COMPANY


Date     August 13, 1996                    /s/ E. A. Khan
                                            E. A. Khan
                                            Controller


                                            /s/ D. F. Sansone
                                            D. F. Sansone
                                            Vice President - Finance