Form 10-Q
period 1996-09-30
VULCAN MATERIALS CO
filed 1996-11-13
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Shares outstanding
             Class                                 at October 31, 1996
   Common Stock, $1 Par Value                           34,663,348


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1996

                                   Contents

                                                                      Page No.
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets                   1
                  Condensed Consolidated Statements of Earnings           2
                  Condensed Consolidated Statements of Cash Flows         3
                  Notes to Condensed Consolidated Financial Statements    4
                  Exhibit 11 - Computation of Earnings Per Share          5

         Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                6


PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                               15


                                  PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS*
                                      (Amounts in thousands)

                                                        September 30,  December 31,  September 30,
                     Assets                                    1996           1995            1995
Current assets
  Cash and cash equivalents............................... $   23,057    $   21,869     $    9,319
  Accounts and notes receivable, less allowance for
   doubtful accounts: Sept. 30, 1996, $8,434; Dec. 31,
   1995, $8,176; Sept. 30, 1995, $8,712...................    229,595       181,060        235,808
  Inventories:
    Finished products.....................................     83,431        90,009         82,678
    Raw materials.........................................     10,730        10,062          9,974
    Products in process...................................        600           979          1,089
    Operating supplies and other..........................     29,540        25,751         25,989
         Total inventories................................    124,301       126,801        119,730
  Deferred income taxes...................................     28,259        26,555         26,490
  Prepaid expenses........................................      7,659         5,836          9,693
         Total current assets.............................    412,871       362,121        401,040
Investments and long-term receivables.....................     60,699        56,272         61,660
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: Sept. 30,
  1996, $1,219,381; Dec. 31, 1995, $1,161,404; Sept 30,
  1995, $1,164,734........................................    754,409       698,033        706,022
Deferred charges and other assets.........................     99,483        99,368         91,458
         Total............................................ $1,327,462    $1,215,794     $1,260,180

               Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term obligations............. $    6,565    $    7,070     $    5,716
  Notes payable...........................................     18,178         3,569         80,274
  Trade payables and accruals.............................     92,167        98,253        101,307
  Other current liabilities...............................     91,402        68,517         79,287
         Total current liabilities........................    208,312       177,409        266,584
Long-term obligations.....................................     85,314        90,278         91,778
Deferred income taxes.....................................     89,626        85,935         84,897
Other noncurrent liabilities..............................     68,067        65,534         63,217
Shareholders' equity......................................    876,143       796,638        753,704
         Total............................................ $1,327,462    $1,215,794     $1,260,180

* Balance sheets as of September 30 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.


                         VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (Amounts and shares in thousands, except per share data)

                                                  Three Months Ended        Nine Months Ended
                                                     September 30*             September 30*
                                                      1996       1995         1996         1995
Net sales........................................$ 443,626  $ 421,981  $ 1,171,389  $ 1,099,188
Cost of goods sold...............................  304,028    288,114      832,341      793,348
Gross profit on sales............................  139,598    133,867      339,048      305,840
Selling, administrative and general expenses.....   44,185     39,578      126,018      115,760
Other operating costs............................      862      1,046        2,684        3,287
Other income, net................................    3,903      2,562       15,319       12,900
Earnings before interest
  expense and income taxes.......................   98,454     95,805      225,665      199,693
Interest expense.................................    1,903      3,054        6,363        8,650
Earnings before income taxes.....................   96,551     92,751      219,302      191,043
Provision for income taxes.......................   34,442     33,603       78,510       68,202
Net earnings ....................................$  62,109  $  59,148  $   140,792  $   122,841

Primary and fully diluted earnings per
  share of common stock..........................    $1.77      $1.64        $3.99        $3.40

Average common and common equivalent
  shares outstanding**...........................   35,089     35,984       35,265       36,087

Cash dividends per share of common stock.........   $0.420     $0.365       $1.260       $1.095

Depreciation, depletion and amortization
  deducted above.................................  $29,071    $28,184      $82,708      $82,302

Effective tax rate...............................    35.7%      36.2%        35.8%        35.7%


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


                  VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)

                                                                Nine Months Ended
                                                                  September 30*
                                                                 1996          1995
Operations
Net earnings .............................................. $ 140,792     $ 122,841
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Depreciation, depletion and amortization...............    82,708        82,302
    Increase in assets before effects of
      business acquisitions................................   (38,942)      (57,994)
    Increase in liabilities before effects of
      business acquisitions................................    18,721         2,918
    Other, net.............................................    17,307        (1,580)
       Net cash provided by continuing operations..........   220,586       148,487
Net cash used for discontinued operations..................      (935)         (725)
       Net cash provided by operations.....................   219,651       147,762

Investing Activities
Purchases of property, plant and equipment.................  (117,704)      (77,499)
Payment for business acquisitions (net of acquired cash)...   (54,588)      (21,027)
Proceeds from sale of property, plant and equipment........     9,732         9,493
Investment in nonconsolidated companies....................    (1,615)       (1,512)
Withdrawal of earnings from nonconsolidated companies......       --            250
       Net cash used for investing activities..............  (164,175)      (90,295)

Financing Activities
Net borrowings - commercial paper and bank lines of credit.    14,609        37,495
Payment of short-term debt.................................    (5,470)       (4,541)
Payment of long-term debt..................................      (120)          (32)
Purchases of common stock..................................   (19,409)      (49,700)
Dividends paid.............................................   (43,898)      (39,087)
       Net cash used for financing activities..............   (54,288)      (55,865)

Net increase in cash and cash equivalents..................     1,188         1,602
Cash and cash equivalents at beginning of year.............    21,869         7,717
Cash and cash equivalents at end of period................. $  23,057     $   9,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized).................$    4,901   $     6,750
      Income taxes.........................................    68,980        68,013

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Liabilities assumed in business acquisition............$    4,720   $     1,382


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


                                    EXHIBIT 11
                         COMPUTATION OF EARNINGS PER SHARE
             (Amounts and shares in thousands, except per share data)


                                           Three Months Ended     Nine Months Ended
                                               September 30          September 30
                                              1996       1995       1996       1995
Primary and fully diluted earnings:

  Average common shares outstanding......   34,713     35,481     34,834     35,737

    Common share equivalents.............      376        503        431        350

          Total shares...................   35,089     35,984     35,265     36,087


Net earnings.............................$  62,109  $  59,148  $ 140,792  $ 122,841


Primary and fully diluted earnings per
    share of common stock:...............$    1.77  $    1.64  $    3.99  $    3.40



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

                            RESULTS OF OPERATIONS

Third Quarter 1996 as Compared with Third Quarter 1995

Vulcan's sales, net earnings and earnings per share were at record levels for the third quarter. Net earnings were $62.1 million, or $1.77 per share, as compared with 1995 earnings and earnings per share of $59.1 million and $1.64. Net earnings and earnings per share were up 5% and 8%, respectively, from comparable 1995 results.

Third quarter sales in 1996 were $443.6 million, up 5% from last year's total of $422.0 million. The segment detail of that increase is as follows (amounts in millions):

                                                Third Quarter Sales

                                           1996          1995      Increase

           Construction Materials        $285.5        $269.8        $15.7
           Chemicals                      158.1         152.2          5.9

           Total                         $443.6        $422.0        $21.6


Third quarter Construction Materials sales were up 6% from last year's third quarter total. Shipments of crushed stone increased 6%. Excluding the impact of freight to remote distribution yards, the average sales price of crushed stone increased 2%. The increase in stone revenues was partially offset by declines in certain other product lines. Chemicals sales increased 4% from last year's level due to increased sales in the Performance Systems Business Unit, partly offset by lower sales for the Chloralkali Business Unit. Performance Systems results benefited from the acquisition of Mayo Chemical Company in the second quarter of 1996, as well as increased sales at Callaway Chemical Company. Lower Chloralkali sales reflect a decline in caustic soda prices.

Earnings before interest expense and income taxes were $98.5 million as compared to $95.8 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):

                                            Third Quarter Earnings Before
                                          Interest Expense and Income Taxes *

                                                                   Increase
                                           1996          1995     (Decrease)

           Construction Materials         $73.1         $67.8         $5.3
           Chemicals                       25.3          28.0         (2.7)
              Segment earnings*            98.4          95.8          2.6
           Interest income, etc.             .1             -           .1

           Total                          $98.5         $95.8         $2.7

           * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.


The Construction Materials segment reported record third quarter earnings of $73.1 million, up 8% from 1995 earnings of $67.8 million. The increase reflects higher volume and improved prices. The Chemicals segment recorded third quarter earnings of $25.3 million as compared with earnings of $28.0 million in 1995. The decrease of 10% reflects principally the effect of lower caustic soda prices.

Selling, administrative and general expenses of $44.2 million increased 12% from the 1995 third quarter level. This reflects principally the effect of acquisitions and higher accruals referable to management incentive plans.

Other income, net of other charges, was $3.9 million, up from the $2.6 million from the third quarter of 1995. This reflects lower miscellaneous charges and improved results from the Crescent Market Project (the Company's joint venture to supply limestone from Mexico to the U. S. Gulf Coast market).

The effective tax rate for the quarter was 35.7%, down slightly from last year's third quarter rate of 36.2%. The decrease mainly reflects a greater effect on the tax rate of statutory depletion because of relatively higher Construction Materials earnings.

Year-To-Date Comparisons as of September 30, 1996 and September 30, 1995

Vulcan's sales, net earnings and earnings per share were at record levels for the first nine months of 1996. Net earnings were $140.8 million, or $3.99 per share, as compared with 1995 earnings and earnings per share of $122.8 million and $3.40. Net earnings and earnings per share were up 15% and 17%, respectively, from comparable 1995 results.

Sales of $1.2 billion for the first nine months of 1996 increased 7% from the 1995 total of $1.1 billion. Sales of the segments are summarized as follows (amounts in millions):

                                              Sales for the Nine Months
                                                 Ended September 30

                                          1996          1995       Increase

           Construction Materials      $  714.1      $  663.5        $50.6
           Chemicals                      457.3         435.7         21.6

           Total                       $1,171.4      $1,099.2        $72.2


Construction Materials sales were up 8% over 1995. Crushed stone shipments increased 6%, while prices, exclusive of freight to distribution yards, increased 3%. Chemicals sales increased 5% due to increased sales in the Performance Systems Business Unit.

Earnings for the current year to date before interest expense and income taxes were $225.7 million, up 13% from the 1995 result. Segment detail is shown below (amounts in millions):

                                          Earnings before Interest Expense
                                              and Income Taxes for the
                                           Nine Months Ended September 30

                                           1996          1995      Increase

           Construction Materials        $144.1        $132.0        $12.1
           Chemicals                       79.8          67.7         12.1
              Segment earnings *          223.9         199.7         24.2
           Interest income, etc.            1.8             -          1.8

           Total                         $225.7        $199.7        $26.0


           * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

Construction Materials earnings increased 9% due to higher volumes and prices. Chemicals earnings increased 18%, reflecting increased contribution from Performance Systems, higher Chloralkali volume and lower raw materials costs.

Selling, administrative and general expenses increased 9% due to the impact of acquisitions and the costs of a project to redesign the Construction Materials segment's procurement process.

The provision for income taxes during the first nine months was $78.5 million as compared with 1995's provision of $68.2 million, reflecting increases in pretax earnings and the effective tax rate. The effective tax rate for the period was 35.8%, up from last year's rate of 35.7%.

On October 21, 1996, H. A. Sklenar, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. Sklenar are as follows:

           "Strong stone shipments in Vulcan's Construction Materials segment accounted for most of the improvement in overall 1996 third quarter results. Construction activity in most regions benefited from strong demand. For the fourth quarter of 1996, we think stone shipments and earnings from operations may exceed last year's record levels; however, segment earnings are expected to be down somewhat from last year's record results due to lower gains from land sales, which were especially large in last year's fourth quarter. Notwithstanding these significantly lower gains, Construction Materials segment earnings for the full year probably will exceed 1995's record level.

           "Third quarter earnings for our Chemicals segment were lower than the comparable 1995 result. The Chloralkali Business Unit's results were hurt by a softening in liquid caustic soda prices, which declined 13% from last year's third quarter level and were down 5% from this year's second quarter. Third quarter 1995 Chloralkali earnings included a $3.5 million charge for environmental remediation at the Cleve Reber Superfund site in Louisiana. For the fourth quarter of 1996, continued softness in liquid caustic soda prices as well as higher energy costs are expected to result in significantly lower Chloralkali operating earnings. For the full year, Chloralkali earnings are expected to approximate 1995's record level due to the absence of the significant unusual charges recorded in last year's second half."

Certain matters discussed above contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These include general business conditions, competitive factors, pricing, weather conditions, energy costs and other risks and uncertainties detailed from time to time in the Company's reports with the Securities and Exchange Commission.


                       LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital exclusive of debt and cash items totaled $209.0 million at September 30, 1996, 20% above the 1995 year-end amount of $174.8 million. Higher receivables were partially offset by higher current liabilities. Working capital at September 30, 1996 decreased slightly from the same date last year. Higher inventories were offset by higher accrued liabilities.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.0 as of September 30, 1996 and year-end 1995.

Cash Flows

Cash provided by continuing operations during the first nine months totaled $220.6 million, up 49% from the $148.5 million generated in the same period last year. This increase reflects higher earnings, a reduction in escrow deposits referable to land transactions and less increase in working capital. Cash used for investing activities was $164.2 million, as compared with the 1995 total of $90.3 million. This increase reflects higher purchases of property, plant and equipment and higher spending for business acquisitions. Cash used for financing activities totaled $54.3 million, down from the 1995 amount of $55.9 million. The decrease reflects lower purchases of common stock, offset by lower net borrowings.

Property Additions

Property additions in the first nine months of 1996 totaled $147.0 million as compared with $92.5 million in the same period last year. During the first quarter of 1996 the Construction Materials segment acquired the assets and real property of Lester's Material Service, Inc. for use as an aggregate distribution yard. During the second quarter of 1996 the Construction Materials segment acquired all of the assets associated with the existing Cherokee quarry from Martin Marietta.

In the second quarter of 1996, the Chemicals segment acquired Mayo Chemical Company, Inc. and Miller-Aldridge Chemicals, Inc. Mayo was incorporated into Callaway Chemical Company and Miller-Aldridge was incorporated into Vulcan Chemical Technologies, Inc. In the third quarter of 1996, the Chemicals segment acquired the municipal drinking water treatment business of the Drew Industrial Division of Ashland Chemical Company. The Drew business, which has annual sales of approximately $6 million, will be combined with the municipal water treatment segment of Vulcan Chemical Technologies, Inc.

Short-term Borrowings

Short-term borrowings as of September 30, 1996 and 1995 consisted of notes payable to banks totaling $18.2 million and $80.3 million, respectively.

Long-term Borrowings

As of September 30, 1996, long-term obligations were 7.6% of long-term capital and 9.7% of shareholders' equity. The corresponding 1995 percentages were 9.2% and 12.2%.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 105,500 shares of common stock were purchased in the third quarter of 1996 at a total cost of $6.0 million, equal to an average price of $57.18 per share. In the first nine months of 1996, 343,200 shares were purchased at a total cost of $19.4 million, or $56.56 per share.

                         PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Exhibit 11 - Computation of Earnings per Share *

           (b)   Reports on Form 8-K

                 There were no reports on Form 8-K filed for the nine months ended September 30, 1996.


_____________________
*  Included in Part I


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VULCAN MATERIALS COMPANY


Date     November 13, 1996           /s/ E. A. Khan
                                     E. A. Khan
                                     Controller


                                     /s/ D. F. Sansone
                                     D. F. Sansone
                                     Vice President - Finance