Form 10-K
period 1996-12-31
VULCAN MATERIALS CO
filed 1997-03-26
CIK 103973

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)
  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:

     Common Stock, $1 Par Value                            $2,199,958,756

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                      Shares outstanding
                                                     at February 28, 1997
     Common Stock, $1 Par Value                            33,976,197

Documents Incorporated by Reference:
     Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
     Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 16, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                          VULCAN MATERIALS COMPANY

        CROSS REFERENCE SHEET FOR DOCUMENTS INCORPORATED BY REFERENCE

                                     HEADING IN ANNUAL REPORT           PAGE IN
           FORM 10-K                    TO SHAREHOLDERS FOR              ANNUAL
            ITEM NO.               YEAR ENDED DECEMBER 31, 1996          REPORT

1.  Business (Financial Results     Segment Financial Data               42-43
      by Business Segments)
                                    Note 12, Segment Data                   65

                                    Note 14 Acquisitions                    66

3.  Legal Proceedings               Note 10, Other Commitments and
                                      Contingent Liabilities                64

5.  Market for the Registrant's     Common Stock Market Prices
      Common Equity and Related       and Dividends                         44
      Stockholder Matters

6.  Selected Financial Data         Selected Financial Data                 41

7.  Management's Discussion and     Management's Discussion              45-51
      Analysis of Financial           and Analysis
      Condition and Results         Financial Terminology                   40
      of Operations

8.  Financial Statements and        Consolidated Statements of Earnings     54
      Supplementary Data
                                    Consolidated Balance Sheets             55

                                    Consolidated Statements of Cash Flows   56

                                    Consolidated Statements of
                                      Shareholders' Equity                  57

                                    Notes to Financial Statements        58-66

                                    Management's Responsibility for
                                      Financial Reporting and
                                      Internal Control                      67

                                    Independent Auditors' Report            67

                                    Supplementary Information-
                                      Quarterly Financial Data (Unaudited)  53

14. Exhibits, Financial Statement   Management's Discussion
      Schedules and Reports on       and Analysis                        45-51
      Form 8-K


                         HEADING IN PROXY STATEMENT
                     FOR ANNUAL MEETING OF SHAREHOLDERS
                           TO BE HELD MAY 16, 1997

10. Directors and Executive         Election of Directors; Nominees for
      Officers of the Registrant      Election to the Board of Directors;
                                      Directors Continuing in Office;
                                      Compliance with the Securities
                                      Exchange Act

11. Executive Compensation          Compensation of Directors;
                                      Executive Compensation; Option Grants
                                      in 1996; Shareholder Return Performance
                                      Presentation; Retirement Income Plan;
                                      Employee Special Severance Plan

12. Security Ownership of           Security Ownership of Certain Beneficial
      Certain Beneficial Owners       Owners; Security Holdings of Management
      and Management

                          VULCAN MATERIALS COMPANY

                         ANNUAL REPORT ON FORM 10-K

                     FISCAL YEAR ENDED DECEMBER 31, 1996


                                  CONTENTS

PART  ITEM                                                               PAGE

  I    1           Business                                                1
       2           Properties                                              5
       3           Legal Proceedings                                       8
       4           Submission of Matters to a Vote of Security Holders    11
       4 a.        Executive Officers of the Registrant                   11

 II    5           Market for the Registrant's Common Equity and
                     Related Stockholder Matters                          13
       6           Selected Financial Data                                13
       7           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  13
       8           Financial Statements and Supplementary Data            13
       9           Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure               14

III   10           Directors and Executive Officers of the Registrant     14
      11           Executive Compensation                                 14
      12           Security Ownership of Certain Beneficial Owners
                     and Management                                       14
      13           Certain Relationships and Related Transactions         14

 IV   14           Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K                              15

      --           Signatures                                             21


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

        The Company conducts research and development activities for both of its business segments. The Construction Materials research and development laboratory is located near Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas and Columbus, Georgia. In general, the Company's research and development effort is directed to applied technological development for the use of its Construction Materials and Chemicals products as well as for the manufacturing or processing of its Chemicals products. The Company spent approximately $1,080,000 in 1994, $1,142,000 in 1995 and $1,091,000 in 1996 on research and development activities for its Construction Materials segment. The Company spent approximately $7,215,000 in 1994, $9,159,000 in 1995 and $7,939,000 in 1996
on research and development activities for its Chemicals segment.

        The Company estimates that capital expenditures for environmental control facilities in the current fiscal year (1997) and the succeeding fiscal year (1998) will be approximately $2,367,000 and $1,130,000, respectively, for the Construction Materials segment, and $3,849,000 and $3,000,000, respectively, for the Chemicals segment.

        The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulty in obtaining the required sources of energy required for its operations.

        In 1996, the Construction Materials segment employed an average of approximately 5,074 people. The Chemicals segment employed an average of approximately 1,704 people. The Company's corporate office employed an average of approximately 148 people. The Company considers its relationship with its employees to be good.

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

CONSTRUCTION MATERIALS

        The Company's construction materials business consists of the production and sale of crushed stone, sand, gravel, rock asphalt and crushed slag (a by-product of steel production). Crushed stone constituted approximately 79% of the dollar volume of the Construction Materials segment's 1996 sales, as compared to 77% in 1995 and 75% in 1994. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. They also are widely used as railroad track ballast.

        Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in relatively close proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi and Tennessee-Tombigbee river systems and the Gulf Coast which are served by the Company's Reed quarry, areas served by rail-connected quarries, and the areas along the U.S. coast served by ocean-going vessels that transport stone from the Company's joint venture operation in Mexico.
The Company's construction aggregates are sold in 17 states primarily in the Southeast, Midwest and Southwest regions of the United States.

        During 1996, the Company completed several acquisitions, including stone quarries in Alabama, Arkansas and Texas, an aggregates distribution facility in northern Illinois and an aggregates distribution business in Louisiana.

        Shipments to customers of all construction aggregates from the Company's domestic operations in 1996 totaled approximately 147 million tons, with crushed stone shipments to customers accounting for approximately 138 million tons.

        In 1996, the Company, directly or through joint ventures, operated 127 permanent crushed stone plants in 14 states and Mexico for the production of crushed limestone and granite with estimated reserves totaling approximately 8.1 billion tons.

        In 1996, the Company, directly or through joint ventures, operated 12 sand and gravel plants, 4 slag plants and various other types of plants which produce rock asphalt and other aggregates. Estimates of sand and gravel reserves, calculated in a manner comparable to the estimates of stone reserves set forth above, total approximately 43 million tons.

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

CHEMICALS

        The Chemicals Group is organized into two business units: the Chloralkali Business Unit which manages the Company's chloralkali and related businesses, and the Performance Systems Business Unit which manages the Company's specialty chemicals and services business.

        The principal chemicals produced by the Chloralkali Business Unit at the Company's three chloralkali plants described in Item 2 below, are chlorine, caustic soda (sodium hydroxide), muriatic acid, caustic potash (potassium hydroxide), potassium carbonate, chlorinated hydrocarbons and calcium chloride. Chlorine and various hydrocarbons (primarily ethylene and methanol) are used to produce the Unit's line of chlorinated hydrocarbons, including methylene chloride, perchloroethylene, chloroform, methyl chloride, ethylene dichloride, carbon tetrachloride, methyl chloroform and pentachlorophenol.

        Principal markets for the Chloralkali Business Unit's chemical products include pulp and paper, energy, food, pharmaceutical, cleaning, chemical processing, fluorocarbons, water management and textiles. In the paper-making industry, chlorine is used in pulp and paper bleaching, while caustic soda is used primarily in the kraft and sulfite pulping process. The Company supplies hydrochloric acid to the energy industry for use in oil well stimulation and gas extraction. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. Hydrochloric acid, caustic soda, methylene chloride and caustic potash are used by the food and pharmaceutical industries. Perchloroethylene, methylene chloride and methyl chloroform are used in industrial cleaning applications. Perchloroethylene is also used in the drycleaning industry.

        The Chloralkali Business Unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products ranging from clay-based catalysts to agricultural herbicides. Products sold to this market include hydrochloric acid, chlorine, caustic soda, caustic potash and potassium carbonate. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants and other chemicals. The Company sells chloroform, methyl chloroform and perchloroethylene to the fluorocarbons market. Chlorine is used in water and sewage management, and caustic soda and caustic potash are used in the production of soaps and detergents. Chlorine also is used as an industrial bleaching agent, in cleaning applications for the electronics industry, as a biocide in the fruit processing industry and in various applications in the oil industry. Calcium chloride, produced at the Company's Wichita complex, has a multitude of uses including de-icing of roads, dust control, road stabilization and oil well completion.

        The principal chemicals produced for the Performance Systems Business Unit by the Company's Callaway Chemical Company subsidiaries include process aids for the pulp and paper and textile industries and various water management chemicals. Through its Vulcan Chemical Technologies, Inc. (VCT) subsidiary, the Performance Systems Business Unit assembles and markets small-scale chlorine dioxide generators, and sells related chemicals (primarily sodium chlorite manufactured by the Company) and services to the water management, food and beverage processing and pulp and paper industries. This subsidiary also assembles and markets equipment, and sells related chemicals (primarily hydrogen peroxide purchased from others) and services, to the municipal and industrial water management markets. Additionally, the Performance Systems Business Unit markets sodium chlorite produced at the Chloralkali Business Unit's Wichita plant. Sodium chlorite is used in the water management, food and beverage processing, pulp and paper, textile and electronics industries. The Performance Systems Business Unit also markets sodium hydrosulfite which is used primarily in the pulp and paper industry and produced at the Chloralkali Business Unit's Port Edwards plant.

        In June 1996, the Company's Callaway Chemical Company subsidiary acquired substantially all of the assets of Mayo Chemical Company, Inc.
Mayo produces and markets specialty chemicals for the water management, textile, industrial and institutional cleaning, mining and pulp and paper industries. Callaway also acquired the textile chemicals business of Laun-Dry Supply Co., Inc., in December 1996. The Company's VCT subsidiary made three small acquisitions in 1996. It acquired the stock of Miller-Aldridge Chemicals, Inc., which supplies sanitation and other products to the food processing industry in the midwest United States, in June 1996. In September 1996, VCT acquired the municipal drinking water management business of the Drew Industrial Division of Ashland Chemical Company. Finally, in December 1996, VCT purchased the food processing business of Savolite, Inc., which supplies sanitation and other products to customers primarily in the Pacific Northwest region of the United States.

        The Company competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company also competes for sales to customers located outside the United States, with sales to such customers currently accounting for approximately 6% of the sales of the Company's Chemicals segment.

        The Company's underground reserves of salt, which is a basic raw material in the production of chlorine and caustic soda, are located near its Wichita, Kansas and Geismar, Louisiana plants. The Company purchases salt for its Port Edwards, Wisconsin plant. Ethylene, methanol, and vinyl chloride monomer, the other major raw materials used in the Chloralkali Business Unit and various chemicals used by the Performance Systems Business Unit are purchased from several different suppliers. Sources of salt, ethylene, methanol, vinyl chloride monomer and other various chemicals are believed to be adequate for the Company's operations and the Company does not anticipate any material difficulty in obtaining the raw materials which it uses.

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

        Various other environmental regulations also have a restrictive effect upon the chemicals industry, both as to production and sales, particularly the production and sale of certain chemicals which are subject to regulation as ozone depleting chemicals. The production and marketing of carbon tetrachloride ended effective January 1, 1996, for most end uses except for exports to Article 5 countries as defined by the Montreal Protocol on Ozone Depleting Chemicals. The production of methyl chloroform for emissive applications also ended effective January 1, 1996. Existing inventory of methyl chloroform may continue to be marketed for emissive uses. In addition, methyl chloroform will continue to be produced and marketed for non-emissive uses while carbon tetrachloride will continue to be produced and marketed for export to Article 5 countries. However, sales volume of both products will be lower than in prior years.

FINANCIAL RESULTS BY BUSINESS SEGMENTS

        Net sales, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 1996, are reported on page 65 (Note 12 of the Notes to Financial Statements) and on pages 42 and 43 (under the caption "Segment Financial Data") in the Company's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 2.  PROPERTIES

CONSTRUCTION MATERIALS

        The Company's current estimate of approximately 8.1 billion tons of stone reserves is approximately 600 million tons more than the estimate reported at the end of 1995. These reserves include stone reserves in Mexico owned or controlled by the Company's Mexican joint venture. Increases in the Company's reserves have resulted from 1996 acquisitions in Alabama, Arkansas and Texas, and significant reserve acquisitions in Mexico by the Company's Mexican joint venture. Management believes that the quantities of reserves at the Company's stone quarries are sufficient to result in an average quarry life of approximately 56 years at present operating levels.

        The foregoing estimates of reserves are of recoverable stone of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

        Of the 127 stone quarries which the Company operates directly or through joint ventures, 34 are located on owned land, 22 are on land owned in part and leased in part, and 71 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 1997 to 2085. Most of the Company's leases have options to extend them well beyond their current terms.

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

                                                         ESTIMATED
                                                         YEARS OF LIFE               LEASE
                                                         AT AVERAGE                  EXPIRATION
                                                         RATE OF         NATURE OF   DATE, IF
LOCATION                                    PRODUCT      PRODUCTION(1)   INTEREST    APPLICABLE(2)


McCook (Chicago), Illinois                  Limestone    91.5(3)         Owned

Paducah, Kentucky                           Limestone    42.7            Leased           (4)

Grayson (Atlanta), Georgia                  Granite      Over 100        Owned

Playa Del Carmen, Mexico                    Limestone    87.4            Owned(5)

Gray Court (Greenville), South Carolina     Granite      Over 100        Owned

Warrenton, Virginia (Washington, D.C.)      Diabase      Over 100        Leased           (4)

Kennesaw (Atlanta), Georgia                 Granite      46.7            75% Owned
                                                                         25% Leased       2013

Manteno, Illinois                           Limestone    Over 100        Leased           2005

Skippers, Virginia                          Granite      Over 100        Leased           2016

Lawrenceville (Norfolk/Virginia
   Beach), Virginia                         Granite      81.6            25% Owned
                                                                         75% Leased       2024

(1) Estimated years of life of stone reserves are based on the average annual rate of production of the quarry for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing quarry properties, changes in stone specifications required by major customers and passage of government regulations applicable to quarry operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.

(2)  Renewable by the Company through date shown.

(3) For some time, the Metropolitan Water Reclamation District of Greater Chicago (MWRD) has had under consideration the condemnation of a portion of this quarry in order to use it as a reservoir. The Company believes that this action, if it occurs, could significantly reduce the life of this quarry, but will not have a material effect on the financial condition of the Company as a whole. In 1996, the MWRD announced that it plans to have reservoirs created on real property it owns near the McCook quarry and that its current plan does not include using the McCook quarry as a reservoir.

(4) Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky, quarry are owned.

(5)  Owned by the Company's joint venture in Mexico.


        The estimated average life of the Company's sand and gravel operations, calculated in the same manner as described in the footnote to the table set out above, is approximately 8 years. Approximately 39% of the Company's estimated 43 million tons of sand and gravel reserves are located on owned land, with the remaining 61% located on leased land.

CHEMICALS

        Manufacturing facilities for the chemicals produced by the Chloralkali Business Unit are owned and operated by the Company at Wichita, Kansas, Geismar, Louisiana, and Port Edwards, Wisconsin. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured by the Company's Chloralkali Business Unit. The Port Edwards plant produces chlorine, caustic soda, muriatic acid, caustic potash, potassium carbonate and sodium hydrosulfite.

        All of the facilities at Wichita are located on a 1,396-acre tract of land owned by the Company. Mineral rights for salt are held by the Company under two leases that are automatically renewable from year to year unless terminated by the Company and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, the Company owns 320 acres of salt reserves and 160 acres of water reserves. The Company maintains an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of its process steam requirements. Effective July 1995, pursuant to a long-term agreement, the Company has placed this facility in reserve and is purchasing all of its requirements for electric power from a local utility at favorable rates.

        The facilities at Geismar, Louisiana are located on a 1,266-acre tract of land owned by the Company. Included in the facilities at the Geismar plant is an electric power cogeneration facility owned by the Company which supplies substantially all of the electricity and process steam required by the plant. Mineral rights for salt are held under a lease expiring in 2007.

        The plant facilities at Port Edwards, Wisconsin are located on a 34-acre tract of land, the surface rights to which are owned by the Company. Currently, the Company purchases its salt and electrical power requirements for the Port Edwards facility from regional sources of supply.

        Manufacturing facilities for chemicals produced by the Performance Systems Business Unit (other than sodium chlorite produced at Wichita and sodium hydrosulfite produced at Port Edwards) are operated by subsidiaries of the Company. Callaway Chemical Company owns a headquarters office building and two production facilities in Columbus, Georgia and additional facilities in Smyrna, Georgia, Dalton, Georgia and Shreveport, Louisiana. Callaway Chemical Limited has an office and small production facility on leased property in Vancouver, British Columbia. Vulcan Chemical Technologies, Inc., leases its office and production facilities in West Sacramento, California and owns a small production facility and warehouse space near Kansas City, Missouri.

        The Company's Chemicals manufacturing facilities are designed to permit a high degree of flexibility as to feedstocks, product mix and by-product ratios; therefore, actual plant production capacities vary according to these factors. Management does not believe, however, that there is material excess production capacity at the Company's Chemicals facilities.

OTHER PROPERTIES

        The Company's corporate offices are located in an office complex near Birmingham, Alabama. Headquarters staffs of the Construction Materials and Chemicals segments, the Southern Division of the Construction Materials segment, and Vulcan Gulf Coast Materials, Inc., also are located in this complex. The space is occupied pursuant to several leases. The lease pursuant to which the majority of the space is leased runs through December 31, 1998. The Company has the option of extending this lease for two five-year periods. The Company's space in this complex is leased at an approximate annual rental, as of December 31, 1996, of $1,470,000, which is subject to limited escalation.

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

        1. The Company has been designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a Louisiana chemical waste disposal site, referred to as the Cleve Reber site. Records indicate that the Company generated a portion of the waste placed at the site.

        In 1996, the Company, together with certain other participating PRPs, completed all site remediation activities required under a CERCLA unilateral administrative order issued by the EPA, except the ongoing operation and maintenance ("O&M") of the completed remedy. Mid- year 1998, EPA anticipates conducting its five-year review of site conditions. If, based on that review, site conditions are satisfactory, the Cleve Reber site will thereafter be removed from the national list of Superfund sites.

        The Company is continuing to make payments from its accrued reserve to fund, under an agreement among the participating PRPs, the Company's allocated share of the O&M costs. An understanding in principle has also been reached among the Company, the other participating PRPs and EPA regarding settlement of EPA's as yet inchoate claim for recovery of certain past CERCLA response costs EPA allegedly incurred in connection with the Cleve Reber site.
Assuming this understanding in principle is subsequently implemented, the Company believes that total provisions now recorded are adequate to cover its share of the anticipated remaining costs.

        2. In 1991, the Company received a notification from the State of New Jersey Department of Environmental Protection ("NJDEP") concerning a site located in Newark, New Jersey, which the Company previously owned and upon which the Company operated a chemicals production facility from the early 1960s until 1974. The notification contends that hazardous substances and pollutants contaminate the site and that a Remedial Investigation/ Feasibility Study ("RI/FS") is required in order to determine the nature and extent of such contamination and whether a remedial action plan with respect thereto should be developed.

        On August 20, 1993, two other allegedly responsible parties, Safety-Kleen Environsystems Company and Bristol-Meyers Squibb Company (collectively, the "Respondents"), entered into an Administrative Consent Order ("ACO") issued by the NJDEP concerning the site. The ACO contains certain provisions governing the conduct by the Respondents of an RI/FS for the site and remedial actions, if any, resulting therefrom. Under a separate agreement with Respondents and certain successors, the Company will share in the cost of the RI/FS. The Company has been informally advised by the NJDEP that, if the Company continues to participate in the RI/FS, the NJDEP will not seek to enforce a directive issued in 1991 requiring the Company to pay $1 million to the NJDEP to be used for the conduct of the RI/FS.

        Depending upon the results of the RI/FS, NJDEP will determine what site remediation is required under the ACO, if any. If remediation is required, the Respondents or the NJDEP may assert that the Company should bear some responsibility in connection with such remediation. At this time, however, it is impossible to predict the ultimate outcome of this matter.

        3. In 1994, the EPA notified the Company that it was a CERCLA PRP with respect to the Jack's Creek/Sitkin Smelting Superfund Site, a Pennsylvania smelting facility operated by the Sitkin Smelting Company from 1958 until declaring bankruptcy in 1977. EPA claims that there are releases and threatened releases of various hazardous substances from this site. By the summer of 1996, EPA had undertaken investigative and response actions which reportedly cost approximately $6.4 million. Although a record of decision ("ROD") for this site has not yet been issued by the EPA, the RI/FS prepared by EPA's contractor favors a remedy involving chemical fixation and capping, with an estimated cost of $56.2 million.

        The Company is among some 880 PRPs that EPA claims shipped to the site a total of approximately 286 million pounds of material alleged to contain hazardous substances. EPA claims that the Company's shipments totaled approximately 1.8 million pounds over the five year period from 1972-1977. Although claiming the PRPs are jointly and severally liable under CERCLA for site response costs, EPA has prepared a volumetric ranking of those PRPs who allegedly sent material to the site during the 1972-77 period. Under that ranking, the percentage attributed to the Company is 0.877%; however, the percentage has not been agreed to by the Company or other PRPs as a basis for allocating responsibility at this site.

        The Company and over 30 other PRPs have formed a PRP group for this site ("PRP Group") to respond to the claims relating to the site which may be asserted by EPA and others. In April 1995, the PRP Group submitted to EPA a study prepared by an independent consultant to identify cost effective alternatives for remediating the site. The alternative proposed for implementation by this study was estimated to cost approximately $12 million. The PRP Group has subsequently commissioned and submitted to EPA additional studies and other evaluations to support the selection of this proposed alternative. At this point, EPA is reviewing those studies.

        EPA's stated objective is to issue a ROD by the second quarter of 1997, and EPA has indicated interest in negotiating with the PRP Group a possible settlement of alleged liabilities relating to this site. A negotiating team has been appointed by the PRP Group, and settlement negotiations with EPA are anticipated in the near future. In preparation for such negotiations, the PRP Group has adopted a proposed method for allocating among PRP Group members the costs of implementing the alternative remedy advocated by the PRP Group (assuming that remedy is selected by EPA).
Under that allocation arrangement, the Company's share percentage would be approximately 2.18%.

        Under the circumstances, the Company is not able to predict the probability of a favorable or unfavorable outcome, or the amount of potential loss in the event of any unfavorable outcome.

        4. Lawsuits naming the Company have been filed in the District Courts of Jefferson and Ector counties, Texas, by individual plaintiffs alleging silicosis arising from exposure to industrial sand used for abrasive blasting which was marketed by the Company from 1988 to 1994. The Company is one of from 20-40 defendants named in each case. Currently, 28 such cases are pending against the Company. At this time, the Company does not expect that settlements or adverse judgments, if any, will adversely affect the consolidated financial position of the Company to a material extent.

        5. In August 1995, a complaint was filed in the District Court of Nueces County, Texas, 214th Judicial District, by 144 individual plaintiffs against 93 defendants, including the Company. Plaintiffs allege personal injuries and damages arising from exposure to petroleum products, asbestos, chemicals, solvents, minerals, metals and other products in connection with plaintiffs' employment at the Corpus Christi Army Depot in Corpus Christi, Texas. Plaintiffs' ad damnum plea is for $100 million in compensatory damages and "at least" $400 million in punitive damages from all defendants. The Company has retained counsel and is currently defending the action. The Company does not believe that its potential share, if any, of costs related to this action will adversely affect the consolidated financial position of the Company to a material extent.

        6. In 1987, the Company sold its former Neville Island, Pennsylvania, detinning facility to AMG Resources Corporation ("AMG"). Under the terms of the sale and subsequent agreements, the Company retained responsibility for the assessment of environmental contamination at the site, the preparation of a remediation plan for submission to appropriate environmental agencies, and the implementation of the approved remediation plan.

        In 1991, the Company prepared and submitted to the Pennsylvania Department of Environmental Protection ("PADEP") the results of an extensive site investigation. Subsequently, the Company's independent consultants prepared a remediation proposal, and in November 1994, the Company presented its remediation concept to PADEP. In October 1995, the Company filed with PADEP a Notice of Intent to Remediate the site under certain applicable provisions of the Pennsylvania Land Recycling and Environmental Remediation Standards Act ("Act 2"). With PADEP's approval, the Company subsequently implemented a pilot remediation project which addressed soil contamination in an area of the site where AMG was constructing a new can recycling unit. Based on results of the pilot remediation effort, the Company has proposed to conduct additional remediation activities under Act 2 to address the remainder of the AMG site, including lead conditions in soils and arsenic conditions in groundwater. (A subsequent pilot test of injection techniques for pH adjustment to reduce arsenic solubility did not prove successful, and other options are being evaluated.)

        Under present circumstances, the Company can neither predict the probability of a favorable or unfavorable ultimate resolution of this matter nor the amount, if any, of costs in excess of current reserves which might be incurred in connection with resolving this matter.

        Note 10, Other Commitments and Contingent Liabilities on page 64 of the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, positions and ages of the executive officers of the Company are as follows:

NAME                                  POSITION                             AGE

Herbert A. Sklenar        Chairman of the Board of Directors                65

Donald M. James           President, Chief Executive Officer and Director   48

Peter J. Clemens, III     Executive Vice President and Chief
                            Administrative Officer                          53

William F. Denson, III    Vice President, Law and Secretary                 53

Daniel F. Sansone         Vice President, Finance                           44

Richard K. Carnwath       Vice President, Planning and Development          48

Ejaz A. Khan              Controller                                        40

John A. Heilala           President, Chloralkali Business Unit              56

Robert A. Wason IV        President, Performance Systems Business Unit      45

Guy M. Badgett, III       President, Southeast Division                     48

Perry W. Donahoo          President, Southern Division                      42

William L. Glusac         President, Midwest Division                       46

Daniel J. Leemon          President, Midsouth Division                      58

Thomas R. Ransdell        President, Southwest Division and President,      54
                            Vulcan Gulf Coast Materials, Inc.

James W. Smack            President, Mideast Division                       53

        The principal occupations of the executive officers during the past five years are set forth below:

        Herbert A. Sklenar was Chairman and Chief Executive Officer from May 1992 until February 1997 when he relinquished the position of Chief Executive Officer.

        Donald M. James was elected President and Chief Executive Officer in February 1997. He was elected President and Chief Operating Officer in February 1996. Mr. James joined the Company in 1992 as Senior Vice President and General Counsel. In January 1994, Mr. James was elected President of the Southern Division and in August 1995, he was also elected Senior Vice President, South, Construction Materials Group.

        Peter J. Clemens, III, was elected Executive Vice President and Chief Administrative Officer in May 1996. Prior to that time he served as Senior Vice President, West, Construction Materials Group and Senior Vice President, Finance.

        William F. Denson, III, has served as Secretary since April 1981. He served as Assistant General Counsel until May 1992, when he was elected Vice President and Assistant General Counsel, and was elected Vice President, Law effective January 1, 1994.

        Daniel F. Sansone was elected Vice President, Finance effective January 1994. Prior to that time he served as Vice President and Controller.

        Richard K. Carnwath has served as Vice President, Planning and Development since 1985.

        Ejaz A. Khan served as Controller, Chemicals Division, until September 1995, when he was elected Controller of the Company.

        John A. Heilala has served as President, Chloralkali Business Unit since May 1996. From 1994 until 1996, he served as Executive Vice President, Chloralkali, and prior to that time he served as Vice President, Manufacturing, Chemicals Division.

        Robert A. Wason IV has served as President, Performance Systems Business Unit, since May 1996. From 1994 until 1996, he served as Executive Vice President, Performance Systems, and prior to that time he served as Executive Vice President, Administration and Business Development, Chemicals Division.

        Guy M. Badgett, III, has served as President, Southeast Division, since 1992.

        Perry W. Donahoo has served as President, Southern Division, since October 1996. From August 1992 until June 1995, Mr. Donahoo served as President of Reed Crushed Stone Company (formerly a subsidiary of the Company) and as Executive Vice President, Southern Division, from June of 1995 until October 1996.

        William L. Glusac has served as President, Midwest Division, since 1994. Prior to that time he served as President, Southwest Division.

        Daniel J. Leemon has served as President, Midsouth Division, since 1993. Prior to that time he served as Senior Vice President, West, Construction Materials Group.

        Thomas R. Ransdell has served as President, Vulcan Gulf Coast Materials, Inc., since 1987 and also as President, Southwest Division since 1994.

        James W. Smack has served as President, Mideast Division, since 1991.

                                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        "Common Stock Market Prices and Dividends" on page 44 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        "Selected Financial Data" on page 41 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        "Management's Discussion and Analysis" on pages 45 through 51 and "Financial Terminology" on page 40 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following information relative to this item is included in the Company's 1996 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

                                                                     PAGE
Financial Statements and Notes                                        54

Management's Responsibility for Financial Reporting
  and Internal Control                                                67

Independent Auditors' Report                                          67

Supplementary Information-Quarterly Financial Data (Unaudited)        53

        With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6, 7, 8 and 14, the Company's 1996 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        No information is required to be included herein pursuant to Item 304 of Regulation S-K.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        On or before April 7, 1997, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "1997 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 1997 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is made to the information provided in Part I, Item 4(a) of this Annual Report on Form 10-K. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) during 1996, and of Form 5 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) with respect to 1996, the Company has identified certain persons subject to Section 16(a) of the Securities Exchange Act of 1934 who failed to file on a timely basis required forms. Information concerning such failures under the heading "Compliance with the Securities Exchange Act" included in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 1996," "Shareholder Return Performance Presentation," "Retirement Income Plan" and "Employee Special Severance Plan" included in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Holdings of Management" included in the Company's 1997 Proxy Statement is incorporated herein by reference.

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) (1) FINANCIAL STATEMENTS

        The following financial statements are included in the Company's 1996 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:
                                                                     PAGE

        Consolidated Statements of Earnings                           54

        Consolidated Balance Sheets                                   55

        Consolidated Statements of Cash Flows                         56

        Consolidated Statements of Shareholders' Equity               57

        Notes to Financial Statements                                 58

        Management's Responsibility for Financial Reporting
          and Internal Control                                        67

        Independent Auditors' Report                                  67

        Supplementary Information-Quarterly Financial Data
          (Unaudited)                                                 53

        (a) (2) FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 is included in Part IV of this report on the indicated pages:

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

        (a) (3) EXHIBITS

        The exhibits required by Item 601 of Regulation S-K and indicated below, other than Exhibit (12) which is on page 20 of this report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission and the New York Stock Exchange. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon payment of the costs of copying and transmitting the same.

EXHIBIT (3)(i)         Certificate of Incorporation (Restated 1988) of the
                       Company filed as Exhibit 3(a) to the Company's 1988
                       Form 10-K Annual Report (File No. 1-4033).*

EXHIBIT (3)(ii)        By-laws of the Company, as restated February 2, 1990,
                       and as last amended February 14, 1997.

EXHIBIT (4)(a)         Distribution Agreement dated as of May 14, 1991, by
                       and among the Company, Goldman, Sachs & Co., Lehman
                       Brothers and Salomon Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May 2, 1991 (Registration
                       No. 33-40284).*

EXHIBIT (4)(b)         Indenture dated as of May 1, 1991, by and between the
                       Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991
                       (Registration No. 33-40284).*

EXHIBIT (10)(a)        The Management Incentive Plan of the Company, as last
                       amended and restated filed as Exhibit 10(a) to the Company's 1989 Form 10-K Annual Report (File
                       No. 1-4033).**

EXHIBIT (10)(b)        The 1991 Long-Range Performance Share Plan of the
                       Company filed as Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991 (File No. 1-4033).**

EXHIBIT (10)(c)        The Employee Special Severance Plan of the Company
                       filed as Exhibit 10(g) to the Company's 1989 Form 10-K
                       Annual Report (File No. 1-4033).**

EXHIBIT (10)(d)        The Unfunded Supplemental Benefit Plan for Salaried
                       Employees filed as Exhibit 10(d) to the Company's 1989
                       Form 10-K Annual Report (File No. 1-4033).**

EXHIBIT (10)(e)        The 1983 Long-Term Incentive Plan, as last amended and
                       restated, filed as Exhibit 10(f) to the Company's 1989
                       Form 10-K Annual Report (File No. 1-4033).**

EXHIBIT (10)(f)        The Deferred Compensation Plan for Directors Who
                       Are Not Employees of the Company, as last amended and restated on February 17, 1996. Exhibit 10(g) to the Company's 1995 Form 10-K Annual Report
                       (File No. 4033).**

EXHIBIT (10)(g)        The 1996 Long-Term Incentive Plan of the Company filed
                       as Exhibit 10(h) to the Company's 1995 Form 10-K Annual
                       Report (File No. 4033).**

EXHIBIT (10)(h)        The Directors Deferred Stock Plan of the Company filed
                       as Exhibit 10(i) to the Company's 1995 Form 10-K Annual
                       Report (File No. 4033).**

EXHIBIT (12)           Computation of Ratio of Earnings to Fixed Charges for
                       the five years ended December 31, 1996 (set forth on page 20 of this report).

EXHIBIT (13)           The Company's 1996 Annual Report to Shareholders.

EXHIBIT (21)           List of the Company's subsidiaries as of
                       December 31, 1996.

EXHIBIT (24)           Powers of Attorney

        Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1996, will be filed as one or more amendments to this Form 10-K on or before June 28, 1997, as permitted by Rule 15d-21 under the Securities Exchange
Act of 1934.

*Incorporated by reference.
**Management Contract or Compensatory Plan.


        (b) REPORTS ON FORM 8-K

        None.

                        INDEPENDENT AUDITORS' REPORT


Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 1996, 1995 and 1994 and for the years then ended, and have issued our report thereon dated February 7, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Vulcan Materials Company and its subsidiary companies, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Birmingham, Alabama
February 7, 1997


                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.

                                        VULCAN MATERIALS COMPANY



                                        By /s/  D. M. James
                                        D. M. James
                                        President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                       TITLE                             DATE

/s/ H. A. Sklenar     Chairman of the Board of Directors        March 26, 1997
H. A. Sklenar


/s/ D. M. James       President, Chief Executive                March 26, 1997
D. M. James           Officer and Director
                      (Principal Executive Officer)

/s/ D. F. Sansone     Vice President, Finance and Treasurer     March 26, 1997
D. F. Sansone         (Principal Financial Officer)


/s/ E. A. Khan        Controller                                March 26, 1997
E. A. Khan            (Principal Accounting Officer)


The following directors:

Marion H. Antonini                    Director

Livio D. DeSimone                     Director

John K. Greene                        Director

Richard H. Leet                       Director

Douglas J. McGregor                   Director

Ann D. McLaughlin                     Director

James V. Napier                       Director

Donald B. Rice                        Director

Orin R. Smith                         Director


By /s/ William F. Denson, III                                   March 26, 1997
      William F. Denson, III
      Attorney-in-Fact


                                  EXHIBITS

                                     TO

                                  FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     OF

                          VULCAN MATERIALS COMPANY

                            FILED MARCH 26, 1997

                        COMMISSION FILE NUMBER 1-4033


                                EXHIBIT INDEX
                                  FORM 10-K
                     FISCAL YEAR ENDED DECEMBER 31, 1996


EXHIBIT (3)(i)         Certificate of Incorporation (Restated 1988) of the
                       Company filed as Exhibit 3(a) to the Company's 1988
                       Form 10-K Annual Report (File No. 1-4033).*

EXHIBIT (3)(ii)        By-laws of the Company, as restated February 2, 1990,
                       and as last amended February 14, 1997.

EXHIBIT (4)(a)         Distribution Agreement dated as of May 14, 1991, by and
                       among the Company, Goldman, Sachs & Co., Lehman
                       Brothers and Salomon Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May 2, 1991 (Registration No.
                       33-40284).*

EXHIBIT (4)(b)         Indenture dated as of May 1, 1991, by and between the
                       Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991
                       (Registration No. 33-40284).*

EXHIBIT (10)(a)        The Management Incentive Plan of the Company, as last
                       amended and restated filed as Exhibit 10(a) to the Company's 1989 Form 10-K Annual Report (File No.
                       1-4033).**

EXHIBIT (10)(b)        The 1991 Long-Range Performance Share Plan of the
                       Company filed as Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991 (File No. 1-4033).**

EXHIBIT (10)(c)        The Employee Special Severance Plan of the Company
                       filed as Exhibit 10(g) to the Company's 1989 Form 10-K
                       Annual Report (File No. 1-4033).**

EXHIBIT (10)(d)        The Unfunded Supplemental Benefit Plan for Salaried
                       Employees filed as Exhibit 10(d) to the Company's 1989
                       Form 10-K Annual Report (File No. 1-4033).**

EXHIBIT (10)(e)        The 1983 Long-Term Incentive Plan, as last amended and
                       restated, filed as Exhibit 10(f) to the Company's 1989
                       Form 10-K Annual Report (File No. 1-4033).**

EXHIBIT (10)(f)        The Deferred Compensation Plan for Directors Who Are
                       Not Employees of the Company, as last amended and restated on February 17, 1996. Exhibit 10(g) to the
                       Company's 1995 Form 10-K Annual Report (File
                       No. 4033).**

EXHIBIT (10)(g)        The 1996 Long-Term Incentive Plan of the Company filed
                       as Exhibit 10(h) to the Company's 1995 Form 10-K Annual
                       Report (File No. 4033).**

EXHIBIT (10)(h)        The Directors Deferred Stock Plan of the Company filed
                       as Exhibit 10(i) to the Company's 1995 Form 10-K Annual
                       Report (File No. 4033).**

EXHIBIT (12)           Computation of Ratio of Earnings to Fixed Charges for
                       the five years ended December 31, 1996 (set forth on page 20 of this report).

EXHIBIT (13)           The Company's 1996 Annual Report to Shareholders.

EXHIBIT (21)           List of the Company's subsidiaries as of
                       December 31, 1996.

EXHIBIT (24)           Powers of Attorney

        Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1996, will be filed as one or more amendments to this Form 10-K on or before June 28, 1997, as permitted by Rule 15d-21 under the Securities Exchange
Act of 1934.


*Incorporated by reference.
**Management Contract or Compensatory Plan.