Form 10-Q
period 1997-03-31
VULCAN MATERIALS CO
filed 1997-05-13
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

                                 (Mark One)

  X   (QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997

                                             OR

       (TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from    _________  to  ____________

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Shares outstanding
       Class                                           at April 30, 1997
Common Stock, $1 Par Value                                  33,782,493


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                        QUARTER ENDED MARCH 31, 1997


                                   Contents


                                                                       Page No.
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements
                    Condensed Consolidated Balance Sheets                   1
                    Condensed Consolidated Statements of Earnings           2
                    Condensed Consolidated Statements of Cash Flows         3
                    Notes to Condensed Consolidated Financial Statements    4

          Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                 5


PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                                 12

                                  PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                         VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS*
                                      (Amounts in thousands)

                                                             March 31,    December 31,       March 31,
                 ASSETS                                           1997            1996            1996
Current assets
  Cash and cash equivalents..............................   $   16,379      $   50,816      $   19,980
  Accounts and notes receivable, less allowance for
   doubtful accounts: Mar. 31, 1997, $7,489; Dec. 31,
   1996, $8,106; Mar. 31, 1996, $8,454...................      197,830         185,535         175,668
  Inventories:
    Finished products....................................       94,287          87,459          93,680
    Raw materials........................................       11,736          10,115           9,636
    Products in process..................................        1,030             873             902
    Operating supplies and other.........................       30,615          30,131          29,483
         Total inventories...............................      137,668         128,578         133,701
  Deferred income taxes..................................       23,004          23,474          26,975
  Prepaid expenses.......................................        5,899           5,642          20,981
         Total current assets............................      380,780         394,045         377,305
Investments and long-term receivables....................       59,589          61,274          56,896
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: Mar. 31,
  1997, $1,261,594; Dec. 31, 1996, $1,237,674; Mar. 31,
  1996, $1,183,668.......................................      777,214         764,490         710,717
Deferred charges and other assets........................       97,507         100,836          82,162
         Total...........................................   $1,315,090      $1,320,645      $1,227,080

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations............   $    5,071      $    5,021      $    6,997
  Notes payable..........................................        3,105           3,289           3,253
  Trade payables and accruals............................      103,234          98,528         105,366
  Other current liabilities..............................       95,699          87,816          77,869
         Total current liabilities.......................      207,109         194,654         193,485
Long-term obligations....................................       85,635          85,535          90,178
Deferred income taxes....................................       88,947          86,968          86,820
Other noncurrent liabilities.............................       69,119          69,824          60,854
Shareholders' equity.....................................      864,280         883,664         795,743
         Total...........................................   $1,315,090      $1,320,645      $1,227,080

*Balance sheets as of March 31 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.


              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts and shares in thousands, except per share data)

                                                              Three Months Ended
                                                                   March 31*
                                                               1997           1996
Net sales..........................................        $341,358       $308,541
Cost of goods sold.................................         265,243        238,407
Gross profit on sales..............................          76,115         70,134
Selling, administrative and general expenses.......          43,896         38,919
Other operating costs..............................             864            829
Other income, net..................................           3,235          3,240
Earnings before interest
  expense and income taxes.........................          34,590         33,626
Interest expense...................................           1,767          2,171
Earnings before income taxes.......................          32,823         31,455
Provision for income taxes.........................          10,897         11,324
Net earnings ......................................        $ 21,926       $ 20,131

Primary and fully diluted earnings per
  share of common stock............................           $0.64          $0.57

Average common and common equivalent
  shares outstanding**.............................          34,415         35,439

Cash dividends per share of common stock...........          $0.470         $0.420

Depreciation, depletion and amortization
  deducted above...................................         $28,603        $26,165
Effective tax rate.................................           33.2%          36.0%

*   Unaudited

** Primary and fully diluted earnings per share of common stock is computed by dividing the net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents primarily represent the number of shares contingently issuable under stock option and long-range performance share plans.

The accompanying Notes to Condensed Consolidated Financial
   Statements are an integral part of these statements.


                 VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)


                                                               Three Months Ended
                                                                    March 31*
                                                                1997          1996
Operations
Net earnings .............................................. $ 21,926      $ 20,131
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Depreciation, depletion and amortization...............   28,603        26,165
    Increase in assets before effects of
      business acquisitions................................  (21,172)      (17,073)
    Increase in liabilities before effects of
      business acquisitions................................   10,198        10,824
    Other, net.............................................    4,032        14,852
       Net cash provided by continuing operations..........   43,587        54,899
Net cash used for discontinued operations..................     (102)         (483)
       Net cash provided by operations.....................   43,485        54,416

Investing Activities
Purchases of property, plant and equipment.................  (37,933)      (32,391)
Payment for business acquisitions (net of acquired cash)...        -        (8,375)
Proceeds from sale of property, plant and equipment........    1,511         5,966
       Net cash used for investing activities..............  (36,422)      (34,800)

Financing Activities
Net borrowings - commercial paper and bank lines of credit.     (183)         (316)
Payment of short-term debt.................................       (1)         (158)
Purchases of common stock..................................  (25,309)       (6,351)
Dividends paid.............................................  (16,007)      (14,680)
       Net cash used for financing activities..............  (41,500)      (21,505)

Net decrease in cash and cash equivalents..................  (34,437)       (1,889)
Cash and cash equivalents at beginning of year.............   50,816        21,869
Cash and cash equivalents at end of period................. $ 16,379      $ 19,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized)................. $    444      $    487
      Income taxes.........................................    3,240         1,525


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

3.     New Accounting Standards

       In February 1997 the Financial Accounting Standard Board issued SFAS No. 128 "Earnings per Share" (EPS), which will be effective for periods ending after December 15, 1997. Early adoption is not permitted. This new standard simplifies the method for computing EPS previously found in APB Opinion No. 15 and makes the calculation comparable to international standards. The presentation of primary and fully-diluted EPS will be replaced with basic and diluted EPS. The effects on the Company of applying SFAS 128 would be immaterial to 1997 and 1996 EPS.


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


Forward Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These include general business conditions, competitive factors, pricing, energy costs and other risks detailed in the Company's periodic reports.



                            RESULTS OF OPERATIONS


First Quarter 1997 as Compared with First Quarter 1996

Vulcan's first quarter 1997 sales, net earnings and earnings per share were at record levels. Net earnings of $21.9 million, or 64 cents per share, were 9% and 12%, respectively, higher than last year. The comparable 1996 earnings and earnings per share were $20.1 million and 57 cents, respectively.

Sales in 1997 were $341.4 million, up 11% from last year's total of $308.5 million. The segment detail of that increase is as follows
(amounts in millions):
                                              First Quarter Sales

                                           1997       1996    Increase

            Construction Materials       $187.2     $159.7      $27.5
            Chemicals                     154.2      148.8        5.4

               Total                     $341.4     $308.5      $32.9

Construction Materials reported record first quarter sales of $187.2 million, up 17% from the 1996 first quarter. Excluding the impact of freight to remote distribution yards, average crushed stone prices increased nearly 6%. Total stone shipments increased 17% from last year's levels. Chemicals sales of $154.2 million also were at a record first quarter level, up 4% from last year's first quarter. The increase was due principally to higher volumes for chlorinated organic products and the inclusion of Performance Systems' 1996 acquisitions. Average caustic soda prices in the first quarter of 1997 were down 40% from last year's first quarter prices.

Earnings before interest expense and income taxes were $34.6 million as compared to $33.6 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):

                                     First Quarter Earnings (Loss) Before
                                      Interest Expense and Income Taxes *

                                                               Increase
                                          1997        1996    (Decrease)

            Construction Materials       $15.8      $  2.9      $12.9
            Chemicals                     18.3        30.2      (11.9)
               Segment earnings *         34.1        33.1        1.0
            Interest income, etc.           .5          .5         -
               Total                     $34.6       $33.6     $  1.0


               * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported record first quarter earnings of $15.8 million as compared with earnings of $2.9 million in the first quarter of 1996. This increase reflects higher volume, improved prices and lower operating costs. The Chemicals segment reported first quarter earnings of $18.3 million, down significantly from last year's first quarter earnings of $30.2 million. This reflects principally the decline in caustic soda prices, partly offset by price increases for chlorine and increased earnings contributions from chlorinated organic products and the Performance Systems Business Unit.

Selling, administrative and general expenses of $43.9 million for the first quarter of 1997 increased 13% from the 1996 level. The increase reflects principally the impact of Performance Systems' 1996 acquisitions and higher accruals for management incentive plans and pension costs.

Other income, net of other charges, was $3.2 million in the first quarter of 1997 and of 1996.

The provision for income taxes for the current quarter was $11.0 million as compared with 1996's provision of $11.3 million, reflecting a decrease in the effective tax rate. The decrease reflects principally the greater impact of adjustments to close out provisions referable to completed tax audits for prior years, as well as the greater effect of statutory depletion because of relatively higher Construction Materials earnings. The effective tax rate for the quarter was 33.2%, down from last year's first quarter rate of 36.0%.

On April 21, 1997, D. M. James, President and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

       "Strong operating results in Vulcan's Construction Materials segment accounted for the significant improvement in 1997 first quarter results. Aided by a strong economy and relatively favorable weather conditions, construction activity in most major markets proceeded at a brisk pace. Reduced production costs also contributed to the earnings improvement. Assuming a continuation of strong economic conditions, we expect Construction Materials earnings for the full year to surpass 1996's record level.

       "As anticipated, first quarter earnings comparisons for the Chemicals segment were adversely impacted by the significant decline in caustic soda prices. The Chloralkali Business Unit also experienced slightly higher energy and raw materials costs. However, higher sales volumes for chlorinated organic products, as well as improved pricing for chlorine and chlorinated products, partly offset these negative earnings impacts. Also, the Performance Systems Business Unit reported increased earnings. Presently, the outlook for caustic soda pricing remains uncertain and we expect lower caustic soda prices to continue to impact Chemicals' earnings comparison for the remaining quarters of 1997. However, this effect increasingly should be offset by improving earnings from the Performance Systems Business Unit and from chlorinated organic products. All in all, although we expect Chemicals earnings for the full year to decline significantly from 1996's record level, quarterly comparisons for the remainder of 1997 should improve.

       "If our outlooks for both segments hold up, and with the benefit of a lower effective tax rate, we should be able to report another year of record net earnings and earnings per share for the Company."



                       LIQUIDITY AND CAPITAL RESOURCES


Working Capital

Working capital, exclusive of debt and cash items, totaled $168.0 million at March 31, 1997, $9.9 million above the 1996 year-end amount of $158.1 million. Higher receivables and inventories, due primarily to seasonal build-ups in the Construction Materials segment, were offset by higher current liabilities. Working capital at March 31, 1997 decreased 5% from the same date last year. Higher receivables and inventories, due to increased sales, and lower prepaid expenses were partially offset by higher accrued liabilities.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.8 as of March 31, 1997.
This was 0.2 lower than the year-end 1996 and March 31, 1996 ratio of 2.0.

Cash Flows

Net cash provided by continuing operations totaled $43.6 million in the first quarter of 1997, down from the $54.9 million generated in the same period last year. The decrease primarily reflects the release in 1996 of escrowed deposits referable to land sales and increased working capital requirements. Cash used for investing activities was $36.4 million as compared with the 1996 total of $34.8 million. This change reflects higher capital spending and lower proceeds from the sale of property, plant and equipment. Net cash used for financing activities totaled $41.5 million, up from the 1996 amount of $21.5 million due mainly to greater purchases of common stock and increased dividends.

Cash and cash equivalents, which totaled $16.3 million at March 31, 1997, were down from $20.0 million a year ago.

On February 14, 1997, the Board of Directors authorized a quarterly dividend of 47 cents per common share payable March 10, 1997. The new quarterly dividend represents a 12% increase over quarterly dividends paid in 1996.

Property Additions

Property additions totaled $41.7 million in 1997 as compared with $42.5 million in the first quarter of 1996. There were no acquisitions during the first quarter of 1997.

Short-term Borrowings

Short-term borrowings as of March 31, 1997 and 1996 consisted of notes payable to banks totaling $3.1 million and $3.3 million, respectively.

Long-term Obligations

As of March 31, 1997, long-term obligations were 7.7% of long-term capital and 9.9% of shareholders' equity. The corresponding 1996 percentages were 8.7% and 11.3%.

Common Stock Transactions

Pursuant to the Company's long-standing common stock purchase program, 404,352 shares of common stock were purchased in the first quarter of 1997 at a total cost of $25.3 million, equal to an average price of $62.59 per share. Purchases of common stock in the first quarter of 1996 totaled 115,600 shares at a total cost of $6.4 million, equal to an average price of $54.94 per share.


                         PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

           (b)    Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 1997.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VULCAN MATERIALS COMPANY


Date        May 12, 1997                       /s/ E. A. Khan
                                               E. A. Khan
                                               Controller


                                               /s/ D. F. Sansone
                                               D. F. Sansone
                                               Vice President - Finance