Form 10-Q
period 1997-06-30
VULCAN MATERIALS CO
filed 1997-08-14
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997

                                          OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______  to  _______

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                      Shares outstanding
              Class                                    at July 31, 1997
     Common Stock, $1 Par Value                           33,820,317


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1997

                                  Contents

                                                                     Page No.
PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements
                    Condensed Consolidated Balance Sheets                  1
                    Condensed Consolidated Statements of Earnings          2
                    Condensed Consolidated Statements of Cash Flows        3
                    Notes to Condensed Consolidated Financial Statements   4

           Item 2.  Management's Discussion and Analysis of Results
                       of Operations and Financial Condition               6

PART II    OTHER INFORMATION

           Item 1.  Legal Proceedings                                      14
           Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                                 15

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS*
                           (Amounts in thousands)
                                                            June 30,  December 31,      June 30,
                         Assets                                 1997          1996          1996
Current assets
  Cash and cash equivalents...............................$   34,696   $    50,816   $       106
  Accounts and notes receivable, less allowance for
   doubtful accounts: June 30, 1997, $7,639; Dec. 31,
   1996, $8,106; June 30, 1996, $8,637....................   233,141       185,535       233,175
  Inventories:
    Finished products.....................................    90,798        87,459        89,265
    Raw materials.........................................    12,210        10,115        14,112
    Products in process...................................       897           873           610
    Operating supplies and other..........................    30,626        30,131        29,396
         Total inventories................................   134,531       128,578       133,383
  Deferred income taxes...................................    22,585        23,474        27,421
  Prepaid expenses........................................     4,415         5,642        11,131
         Total current assets.............................   429,368       394,045       405,216
Investments and long-term receivables.....................    61,451        61,274        59,139
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: June 30,
  1997, $1,280,568; Dec. 31, 1996, $1,237,674; June 30,
  1996, $1,204,203........................................   801,476       764,490       742,660
Deferred charges and other assets.........................    93,018       100,836       101,702
         Total............................................$1,385,313   $ 1,320,645   $ 1,308,717

          Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term obligations.............$    5,071   $     5,021   $     6,791
  Notes payable...........................................     3,186         3,289        36,064
  Trade payables and accruals.............................   115,106        98,528       100,226
  Other current liabilities...............................   108,816        87,816       107,233
         Total current liabilities........................   232,179       194,654       250,314
Long-term obligations.....................................    80,588        85,535        85,199
Deferred income taxes.....................................    89,405        86,968        87,155
Other noncurrent liabilities..............................    72,916        69,824        66,035
Shareholders' equity......................................   910,225       883,664       820,014
         Total............................................$1,385,313   $ 1,320,645   $ 1,308,717

*Balance sheets as of June 30 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.

               VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           (Amounts and shares in thousands, except per share data)

                                                  Three Months Ended     Six Months Ended
                                                       June 30*               June 30*
                                                     1997       1996       1997       1996
Net sales......................................  $445,072   $419,222   $786,430   $727,763
Cost of goods sold.............................   308,593    289,906    573,837    528,313
Gross profit on sales..........................   136,479    129,316    212,593    199,450
Selling, administrative and general expenses...    47,765     42,914     91,661     81,833
Other operating costs..........................       902        993      1,766      1,822
Other income, net..............................     8,239      8,176     11,475     11,416
Earnings before interest
  expense and income taxes.....................    96,051     93,585    130,641    127,211
Interest expense...............................     1,712      2,289      3,479      4,460
Earnings before income taxes...................    94,339     91,296    127,162    122,751
Provision for income taxes.....................    31,575     32,744     42,472     44,068
Net earnings ..................................  $ 62,764   $ 58,552   $ 84,690   $ 78,683

Primary and fully diluted earnings per
  share of common stock........................     $1.83      $1.65      $2.47      $2.22

Average common and common equivalent
  shares outstanding**.........................    34,202     35,301     34,308     35,370

Cash dividends per share of common stock.......    $0.470     $0.420     $0.940     $0.840

Depreciation, depletion and amortization
  deducted above...............................   $29,291    $27,472    $57,894    $53,637

Effective tax rate.............................     33.5%      35.9%      33.4%      35.9%

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

              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)


                                                               Six Months Ended
                                                                   June 30*
                                                                1997        1996
Operations
Net earnings ...............................................$ 84,690   $  78,683
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Depreciation, depletion and amortization................  57,894      53,637
    Increase in assets before effects of
      business acquisitions................................. (51,413)    (55,910)
    Increase in liabilities before effects of
      business acquisitions.................................  40,558      27,237
    Other, net..............................................   8,270      13,674
       Net cash provided by continuing operations........... 139,999     117,321
Net cash used for discontinued operations...................    (174)       (746)
       Net cash provided by operations...................... 139,825     116,575

Investing Activities
Purchases of property, plant and equipment.................. (95,307)    (73,997)
Payment for business acquisitions (net of acquired cash)....  (1,441)    (54,359)
Proceeds from sale of property, plant and equipment.........   9,081       6,888
Investment in nonconsolidated companies.....................       -      (1,178)
       Net cash used for investing activities............... (87,667)   (122,646)

Financing Activities
Net borrowings - commercial paper and bank lines of credit..    (103)     32,495
Payment of short-term debt..................................       -      (5,479)
Payment of long-term debt...................................  (5,000)          -
Purchases of common stock................................... (31,277)    (13,377)
Dividends paid.............................................. (31,898)    (29,331)
       Net cash used for financing activities............... (68,278)    (15,692)

Net decrease in cash and cash equivalents................... (16,120)    (21,763)
Cash and cash equivalents at beginning of year..............  50,816      21,869
Cash and cash equivalents at end of period..................$ 34,696   $     106

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized)..................$  3,665   $   4,430
      Income taxes..........................................  15,572      25,827

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
      Liabilities assumed in business acquisition...........$      -   $     149
      Fair value of stock issued in business acquisition....       -       1,316


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

3.     New Accounting Standards

       In February 1997 the Financial Accounting Standard Board issued SFAS No. 128 "Earnings per Share" (EPS), which will be effective for periods ending after December 15, 1997. Early adoption is not permitted. This new standard simplifies the method for computing EPS previously found in APB Opinion No. 15 and makes the calculation comparable to international standards. The presentation of primary and fully-diluted EPS will be replaced with basic and diluted EPS. The effects on the Company of applying SFAS 128 would result in an immaterial change to 1997 and 1996 EPS.

       In June 1997 the FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130), which is required to be adopted for years beginning after December 15, 1997. Also during June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This pronouncement must also be adopted for years beginning after December 15, 1997. The impact of FAS 130 on the Company's financial reporting is not expected to be material. The Company is still evaluating the impact of FAS 131.

4.     Accounting Policies for Certain Derivative Instruments

       The Company does not actively trade or speculate in derivative instruments. Commodity swap contracts are used to reduce fluctuations in prices for natural gas. The fair market values for such swaps purchased and outstanding as of June 30, 1997 and December 31, 1996, were not material.


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


Forward Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These include general business conditions, competitive factors, pricing, energy costs and other risks and uncertainties detailed in the Company's periodic reports.


                            RESULTS OF OPERATIONS

Second Quarter 1997 as Compared with Second Quarter 1996

Vulcan's sales, net earnings and earnings per share were at record levels for the second quarter. Net earnings were $62.8 million, or $1.83 per share, as compared with 1996 earnings and earnings per share of $58.6 million and $1.65, respectively. Net earnings and earnings per share were up 7% and 11%, respectively, from comparable 1996 results.

Sales in the second quarter of 1997 were $445.1 million, up 6% from last year's total of $419.2 million. The segment detail of that increase is as follows (amounts in millions):

                                              Second Quarter Sales

                                           1997        1996     Increase

Construction Materials                   $286.4      $268.9       $17.5
Chemicals                                 158.7       150.3         8.4
     Total                               $445.1      $419.2       $25.9

Second quarter Construction Materials sales were up 6% from last year's second quarter total. Shipments of crushed stone increased 2%. Excluding the impact of freight to remote distribution yards, the average sales price of crushed stone increased nearly 2%. Chemicals sales increased 6% from last year's second quarter due to higher prices for chlorine and chlorinated products and the impact of Chemicals' acquisitions, offset somewhat by lower caustic soda prices.

Earnings before interest expense and income taxes were $96.1 million as compared to $93.6 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):

                                          Second Quarter Earnings Before
                                        Interest Expense and Income Taxes

                                                                 Increase
                                           1997        1996     (Decrease)

Construction Materials                    $74.4       $68.1       $ 6.3
Chemicals                                  21.5        24.2        (2.7)
   Segment earnings *                      95.9        92.3         3.6
Interest income, etc.                        .2         1.3        (1.1)
       Total                              $96.1       $93.6       $ 2.5

            * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported record second quarter earnings of $74.4 million, up 9% from 1996 earnings of $68.1 million. The increase reflects the effects of higher crushed stone shipments and prices as well as lower production costs. The Chemicals segment recorded second quarter earnings of $21.5 million as compared with earnings of $24.2 million in 1996. The decline reflects the effects of a 46% decline in the price of caustic soda, as well as higher costs for raw materials. This was somewhat offset by price increases for chlorine and chlorinated products, higher sales volumes and a $2.6 million pretax gain from the sale of the Company's chlorine cylinder repackaging business.

Selling, administrative and general expenses of $47.8 million increased 11% from the 1996 second quarter level. This reflects principally the effect of acquisitions and the effect that appreciation in the Company's stock had on stock-based incentive compensation costs.

Other income, net of other charges, was flat when compared to the $8.2 million in the second quarter of 1996.

The effective tax rate for the quarter was 33.5%, down from last year's second quarter rate of 35.9%. The decrease reflects principally the greater impact in 1997 of adjustments to close out provisions referable to completed tax audits for prior years.

Year to Date Comparisons as of June 30, 1997 and June 30, 1996

Sales of $786.4 million for the first six months of 1997 increased 8% from the first half 1996 total of $727.8 million. Sales of the segments are summarized as follows (amounts in millions):
                                            Sales for the Six Months
                                                 Ended June 30

                                           1997        1996     Increase

Construction Materials                   $473.6      $428.6       $45.0
Chemicals                                 312.8       299.2        13.6
     Total                               $786.4      $727.8       $58.6

Construction Materials sales were up 10% over 1996. Crushed stone shipments increased nearly 8%, while prices, exclusive of freight to distribution yards, increased 3%. Chemicals sales increased 5% due to higher prices for chlorine and chlorinated products and increased sales in the Performance System Business Unit, partially offset by lower prices for caustic soda.

First half earnings before interest expense and income taxes were $130.6 million, up 3% from the 1996 result. Segment detail is shown below (amounts in millions):

                                       Earnings Before Interest Expense
                                            and Income Taxes for the
                                            Six Months Ended June 30

                                                                 Increase
                                           1997        1996      (Decrease)

Construction Materials                  $  90.1     $  71.0       $ 19.1
Chemicals                                  39.8        54.5        (14.7)
   Segment earnings *                     129.9       125.5          4.4
Interest income, etc.                        .7         1.7         (1.0)
       Total                             $130.6      $127.2       $  3.4

            * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

Construction Materials earnings increased 27% due to higher volumes and prices coupled with lower costs. Chemicals earnings declined 27% due to a significant drop in the price of caustic soda, as well as higher raw materials costs. The decline was somewhat offset by price increases for chlorine and chlorinated products, higher sales volumes and the aforementioned $2.6 million pretax gain from the sale of the Company's chlorine cylinder repackaging business.

Selling, administrative and general expenses increased 12% due to the impact of Chemicals' acquisitions and the effect that appreciation in the Company's stock had on stock-based incentive compensation costs.

The effective tax rate for the period was 33.4%, down from last year's rate of 35.9%. The decline reflects both the greater impact in 1997 of adjustments to close out provisions referable to completed tax audits for prior years, as well as the greater effect of statutory depletion due to the relatively higher Construction Materials earnings.

On July 21, 1997, Donald M. James, Chairman and Chief Executive Officer of Vulcan, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

       "Strong operating results in Vulcan's Construction Materials segment accounted for the significant improvement in 1997 second quarter results. Aided by a strong economy and relatively favorable weather conditions, construction activity proceeded at a brisk pace during April and May. However, many of our major markets experienced frequent rain in June, leading to a significant slowdown in construction activity and shipments of construction aggregates. Nonetheless, crushed stone shipments exceeded 1996's record second quarter levels by over 2 percent. Higher prices and reduced production costs also contributed to the earnings improvement. Assuming continued economic growth and more seasonal weather, we expect Construction Materials earnings for the balance of the year to exceed last year's record results.

       "As anticipated, second quarter earnings comparisons for the Chemicals segment were adversely impacted by the significant decline in caustic soda prices. The Chloralkali Business Unit also experienced slightly higher raw materials costs. However, improved pricing for chlorine and chlorinated products, higher sales volumes, and a gain referable to the sale of the Company's chlorine cylinder repackaging business partly offset the impact of caustic prices. Caustic soda prices now are improving. Moreover, during the balance of the year, we expect Chemicals to benefit from improved earnings contributions from the Performance Systems Business Unit and from chlorinated products. All in all, we expect Chemicals' earnings for the second half of the year to equal, or possibly exceed, last year's results.

       "If our outlooks for both segments hold up, we should be able to report record net earnings and earnings per share for the Company for the second half of 1997 as well as for the full year."

                       LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $171.8 million at June 30, 1997, 9% above the 1996 year-end amount of $158.1 million. Higher receivables and inventories, due primarily to seasonal build-ups in the Construction Materials segment, were partially offset by higher accrued liabilities. Working capital at June 30, 1997 decreased 20% from the same date last year due primarily to increased accrued liabilities.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.8 as of June 30, 1997. This compares to the 2.0 ratio at year-end 1996 and a 1.6 ratio at June 30, 1996.

Cash Flows

First half net cash provided by operations totaled $139.8 million, up 20% from the $116.6 million generated in the same period last year. This increase reflects higher earnings and reduced working capital requirements. Cash used for investing activities was $87.7 million, as compared with the 1996 total of $122.6 million. This reduction reflects lower payments for business acquisitions. Net cash used for financing activities totaled $68.3 million, up from the 1996 amount of $15.7 million. The increase reflects lower net borrowings, higher purchases of common stock and higher dividends.

Property Additions

Property additions in the first half of 1997 totaled $99.4 million as compared with $104.0 million in the first half of last year.

Short-term Borrowings

Short-term borrowings as of June 30, 1997 consisted of notes payable to banks totaling $3.2 million. June 30, 1996 borrowings consisted of commercial paper of $24.2 million and notes payable to banks of $11.9 million.

Long-term Obligations

As of June 30, 1997, long-term obligations were 7.0% of long-term capital and 8.9% of shareholders' equity. The corresponding 1996 percentages were 8.0% and 10.4%.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 496,056 shares of common stock were purchased in the first half of 1997 at a total cost of $31.3 million, equal to an average price of $63.05 per share. In the first six months of 1996, 237,700 shares were purchased at a total cost of $13.4 million, or $56.28 per share.

                         PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company has been named as a defendant in a class action litigation filed in Calcasieu Parish, Louisiana. There are fifty-three (53) plaintiffs who purport to be residents of Calcasieu and Cameron Parishes, and who are alleged to be similarly situated for purposes of class action certification on behalf of all Louisiana residents who have sustained injury to their persons or property due to alleged contamination by hazardous and toxic chemicals discharged by the defendants. There are twenty-two (22) individual and corporate defendants. The plaintiffs' complaint alleges that certain Lake Charles chemical plant operator defendants released into the air, water, soil, and food chain, various hazardous and toxic chemicals. The plaintiffs' complaint further alleges that the Company transported waste products to such plants for incineration or disposal, thus allegedly adding to the toxic discharge from the plants. The Company believes that it did not transport, incinerate, or otherwise dispose of any waste products at said plants. The Company has retained counsel to defend this action. Since the lawsuit is only recently filed, at this time the Company does not expect that settlements or adverse judgments, if any, will adversely affect the consolidated financial position of the Company to a material extent.

          Since the date of the filing of the 10-Q for the first quarter 1997, the litigation referred to in the Annual Report on 10-K for the year ended 1996 as the "Jack's Creek/Sitkin Smelting Superfund Site" has been partially settled. The potentially responsible party ("PRP") Group has entered into a Consent Order with the EPA, pursuant to which the PRP Group will construct a temporary cover over an existing tailings pile present at the site. The estimated cost of this work is $100,000. The 35 members of the PRP Group, including the Company, have also entered into an Allocation Agreement to allocate among the PRP Group certain costs incurred in connection with the site, including CERCLA response cost for site remediation, up to a total cost of approximately $12,000,000. Under the Allocation Agreement, the Company's allocated share of the total cost is 2.06%.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (EDGAR filing only)

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the six months ended June 30, 1997.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VULCAN MATERIALS COMPANY

Date        August 13, 1997                     /s/ E. A. Khan
                                                E. A. Khan
                                                Controller

                                                /s/ P. J. Clemens, III
                                                P. J. Clemens, III
                                                Executive Vice President -
                                                Finance and Administration