Form 10-Q
period 1997-09-30
VULCAN MATERIALS CO
filed 1997-11-07
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Shares outstanding
          Class                                       at October 31, 1997
 Common Stock, $1 Par Value                               33,687,197


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1997

                                  Contents

                                                                     Page No.
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Balance Sheets                  1
                   Condensed Consolidated Statements of Earnings          2
                   Condensed Consolidated Statements of Cash Flows        3
                   Notes to Condensed Consolidated Financial Statements   4

         Item 2.   Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                 6


PART II  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                               14


                                   PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS *
                                       (Amounts in thousands)

                                                          September 30,   December 31,  September 30,
             ASSETS                                                1997           1996           1996
Current assets
  Cash and cash equivalents..............................    $   61,780     $   50,816     $   23,057
  Accounts and notes receivable, less allowance for
   doubtful accounts: Sept. 30, 1997, $7,707; Dec. 31,
   1996, $8,106; Sept. 30, 1996, $8,434..................       255,508        185,535        229,595
  Inventories:
    Finished products....................................        80,107         87,459         83,431
    Raw materials........................................        11,390         10,115         10,730
    Products in process..................................           659            873            600
    Operating supplies and other.........................        31,295         30,131         29,540
         Total inventories...............................       123,451        128,578        124,301
  Deferred income taxes..................................        21,800         23,474         28,259
  Prepaid expenses.......................................         6,564          5,642          7,659
         Total current assets............................       469,103        394,045        412,871
Investments and long-term receivables....................        63,106         61,274         60,699
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: Sept. 30,
  1997, $1,292,844; Dec. 31, 1996, $1,237,674; Sept. 30,
  1996, $1,219,381.......................................       793,401        764,490        754,409
Deferred charges and other assets........................        84,065        100,836         99,483
         Total...........................................    $1,409,675     $1,320,645     $1,327,462

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations............    $    5,071     $    5,021     $    6,565
  Notes payable..........................................         4,477          3,289         18,178
  Trade payables and accruals............................       113,447         98,528         92,167
  Other current liabilities..............................        84,930         87,816         91,402
         Total current liabilities.......................       207,925        194,654        208,312
Long-term obligations....................................        80,721         85,535         85,314
Deferred income taxes....................................        88,248         86,968         89,626
Other noncurrent liabilities.............................        74,719         69,824         68,067
Shareholders' equity.....................................       958,062        883,664        876,143
         Total...........................................    $1,409,675     $1,320,645     $1,327,462

* Balance sheets as of September 30 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.

                         VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (Amounts and shares in thousands, except per share data)

                                                    Three Months Ended       Nine Months Ended
                                                       September 30*           September 30*
                                                       1997       1996         1997          1996

Net sales........................................  $477,854   $443,626   $1,264,285    $1,171,389
Cost of goods sold...............................   330,901    304,028      904,738       832,341
Gross profit on sales............................   146,953    139,598      359,547       339,048
Selling, administrative and general expenses.....    50,512     44,185      142,173       126,018
Other operating costs............................     1,441        862        3,206         2,684
Other income, net................................     7,271      3,903       18,744        15,319
Earnings before interest
  expense and income taxes.......................   102,271     98,454      232,912       225,665
Interest expense.................................     1,773      1,903        5,252         6,363
Earnings before income taxes.....................   100,498     96,551      227,660       219,302
Provision for income taxes.......................    27,192     34,442       69,664        78,510
Net earnings ....................................  $ 73,306   $ 62,109   $  157,996    $  140,792

Primary and fully diluted earnings per
  share of common stock..........................     $2.14      $1.77        $4.61         $3.99

Average common and common equivalent
  shares outstanding**...........................    34,276     35,089       34,301        35,265

Cash dividends per share of common stock.........    $0.470     $0.420       $1.410        $1.260

Depreciation, depletion and amortization
  deducted above.................................   $30,219    $29,071      $88,113       $82,708

Effective tax rate...............................     27.1%      35.7%        30.6%         35.8%

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


                    VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts in thousands)

                                                                  Nine Months Ended
                                                                    September 30*
                                                                    1997         1996
Operations
Net earnings ...............................................    $157,996     $140,792
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Depreciation, depletion and amortization................      88,113       82,708
    Increase in assets before effects of
      business acquisitions.................................     (64,064)     (38,942)
    Increase in liabilities before effects of
      business acquisitions.................................      17,381       18,721
    Other, net..............................................      22,124       17,307
       Net cash provided by continuing operations...........     221,550      220,586
Net cash used for discontinued operations...................        (137)        (935)
       Net cash provided by operations......................     221,413      219,651

Investing Activities
Purchases of property, plant and equipment..................    (130,451)    (117,704)
Payment for business acquisitions (net of acquired cash)....      (1,443)     (54,588)
Proceeds from sale of property, plant and equipment.........      14,145        9,732
Investment in nonconsolidated companies.....................           -       (1,615)
       Net cash used for investing activities...............    (117,749)    (164,175)

Financing Activities
Net borrowings - commercial paper and bank lines of credit..       1,188       14,609
Payment of short-term debt..................................           -       (5,470)
Payment of long-term debt...................................      (5,000)        (120)
Purchases of common stock...................................     (41,096)     (19,409)
Dividends paid..............................................     (47,792)     (43,898)
       Net cash used for financing activities...............     (92,700)     (54,288)

Net increase in cash and cash equivalents...................      10,964        1,188
Cash and cash equivalents at beginning of year..............      50,816       21,869
Cash and cash equivalents at end of period..................    $ 61,780     $ 23,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized)..................    $  3,943     $  4,901
      Income taxes..........................................      70,712       68,980

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
      Liabilities assumed in business acquisitions..........    $      7     $  4,720

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

     Also during June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This pronouncement must also be adopted for years beginning after December 15, 1997. Again, the impact of FAS 131 on the Company's financial reporting is not expected to be material.

4.   Accounting Policies for Certain Derivative Instruments

     The Company does not actively trade or speculate in derivative instruments. Commodity swap contracts are used to reduce fluctuations in prices for natural gas. The fair market values for such swaps purchased and outstanding as of September 30, 1997 and December 31, 1996, were not material.


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


                            RESULTS OF OPERATIONS

Third Quarter 1997 as Compared with Third Quarter 1996

Vulcan's sales, net earnings and earnings per share were at record levels for the third quarter. Net earnings were $73.3 million, or $2.14 per share, as compared with 1996 earnings and earnings per share of $62.1 million and $1.77. Net earnings and earnings per share were up 18% and 21%, respectively, from comparable 1996 results.

Third quarter sales in 1997 were $477.9 million, up 8% from last year's total of $443.6 million. The segment detail of that increase is as follows (amounts in millions):

                                              Third Quarter Sales

                                          1997        1996     Increase

         Construction Materials         $319.4      $285.5       $33.9
         Chemicals                       158.5       158.1          .4
            Total                       $477.9      $443.6       $34.3

Third quarter Construction Materials sales were up 12% from last year's third quarter total. Shipments of crushed stone increased almost 6%. Excluding the impact of freight to remote distribution yards, the average sales price of crushed stone increased nearly 5%. Chemicals' sales were just above last year's level as higher sales volumes and improved prices for chlorine and chlorinated products offset the effect of lower prices for caustic soda.

Earnings before interest expense and income taxes were $102.3 million as compared to $98.5 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):

                                         Third Quarter Earnings Before
                                       Interest Expense and Income Taxes

                                                                Increase
                                          1997        1996     (Decrease)

         Construction Materials         $ 83.5       $73.1       $10.4
         Chemicals                        18.2        25.3        (7.1)
           Segment earnings *            101.7        98.4         3.3
         Interest income, etc.              .6          .1          .5
             Total                      $102.3       $98.5       $ 3.8

               * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported record third quarter earnings of $83.5 million, up 14% from 1996 earnings of $73.1 million. The increase reflects the effects of higher crushed stone shipments and prices, and a $3.4 million gain from the sale of a coal unloading and transfer business. The Chemicals segment recorded third quarter earnings of $18.2 million, down $7.1 million from last year's third quarter earnings of $25.3 million. The decrease reflects the effects of a 34% decline in the price of caustic soda, the impact of scheduled Chloralkali plant outages on production volumes and maintenance costs, and higher raw materials costs. This was partly offset by the effects of price increases for chlorine and chlorinated products and higher sales volumes.

Selling, administrative and general expenses of $50.5 million increased 14% from the 1996 third quarter level. This reflects principally higher accruals for charitable contributions, legal and administrative expenses, and the effect that appreciation in the Company's share price had on stock-based incentive compensation costs.

Other income, net of other charges, was $7.3 million, up from the $3.9 million for the third quarter of 1996. The increase reflects mainly the aforementioned gain from the sale of the coal unloading and transfer business.

The effective tax rate for the quarter was 27.1%, down significantly from last year's third quarter rate of 35.7%. The decrease reflects principally the greater impact of adjustments to close out provisions referable to tax audits for prior years.


Year-To-Date Comparisons as of September 30, 1997 and September 30, 1996

Vulcan's sales, net earnings and earnings per share were at record levels for the first nine months of 1997. Net earnings were $158.0 million, or $4.61 per share, as compared with 1996 earnings and earnings per share of $140.8 million and $3.99. Net earnings and earnings per share were up 12% and 16%, respectively, from comparable 1996 results.

Sales of $1.3 billion for the first nine months of 1997 increased 8% from the 1996 total of $1.2 billion. Sales of the segments are summarized as follows (amounts in millions):

                                          Sales for the Nine Months
                                              Ended September 30

                                                               Increase
                                          1997        1996    (Decrease)

         Construction Materials       $  793.0    $  714.1       $78.9
         Chemicals                       471.3       457.3        14.0
           Total                      $1,264.3    $1,171.4       $92.9

Construction Materials sales were up 11% over 1996. Crushed stone shipments increased nearly 7%, while prices, exclusive of freight to distribution yards, increased 4%. Chemicals sales increased 3% due to increased sales in the Performance Systems Business Unit and higher prices for chlorine and chlorinated products, partially offset by lower prices for caustic soda.

Earnings for the current year to date before interest expense and income taxes were $232.9 million, up 3% from the 1996 result. Segment detail is shown below (amounts in millions):

                                      Earnings Before Interest Expense
                                          and Income Taxes for the
                                       Nine Months Ended September 30

                                                               Increase
                                          1997        1996    (Decrease)

         Construction Materials         $173.6      $144.1       $29.5
         Chemicals                        57.9        79.8       (21.9)
           Segment earnings *            231.5       223.9         7.6
         Interest income, etc.             1.4         1.8         (.4)
             Total                      $232.9      $225.7       $ 7.2

               * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

Construction Materials earnings increased over 20% due primarily to higher volumes and prices and to a lesser extent lower costs. Chemicals earnings declined 27% due to a significant drop in the price of caustic soda, as well as higher raw materials costs. The decline was partially offset by higher sales volumes and price increases for chlorine and chlorinated products.

Selling, administrative and general expenses increased 13% due to the impact of Chemicals' acquisitions and the effect that appreciation in the Company's stock had on stock-based incentive compensation costs.

The provision for income taxes during the first nine months was $69.7 million as compared with 1996's provision of $78.5 million, reflecting a substantial decrease in the effective tax rate which offset the increase in pretax earnings. The effective tax rate for the period was 30.6%, down 5.2% from last year's rate of 35.8%. The decline reflects both the greater impact in 1997 of adjustments to close out provisions referable to completed tax audits for prior years, as well as the greater effect of statutory depletion due to the relatively higher Construction Materials earnings.

On October 17, 1997, Donald M. James, Chairman and Chief Executive Officer of Vulcan, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

         "Strong operating performance from Vulcan's Construction Materials segment accounted for the significant improvement in 1997 third quarter results. Crushed stone shipments exceeded 1996's record third quarter levels by nearly
         6 percent while average sales price increased by almost
         5 percent. For the first nine months of the year, earnings were up over 20 percent due to higher stone shipments and prices and lower production costs. Assuming a continued stable economic environment and normal weather patterns, we expect Construction Materials earnings for the fourth quarter of the year to approximate last year's record results.

         "As expected, Chemicals' third quarter earnings were well below 1996 results with caustic soda prices falling 34 percent short of the levels realized in 1996. However, caustic soda prices started to recover during the third quarter, increasing nearly 15 percent from the low levels reached in the second quarter of this year. Continued recovery in caustic soda prices and stable demand for chlorine and chlorinated products should lead to a significant improvement in Chemicals' earnings for the fourth quarter of 1997.

         "Overall, we expect fourth quarter 1997 net earnings and earnings per share to exceed 1996's record results. Combined with our performance through the third quarter, 1997 should be another banner year for the Company."


                   LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital exclusive of debt and cash items totaled $211.5 million at September 30, 1997, 34% above the 1996 year-end amount of $158.1 million. Higher receivables were partially offset by higher accrued liabilities. Working capital at September 30, 1997 increased slightly from the same date last year as higher receivables were essentially offset by higher accrued liabilities.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.3 as of September 30, 1997. This compares to the 2.0 ratio at both year-end 1996 and September 30, 1996.

Cash Flows

Net cash provided by continuing operations during the first nine months totaled $221.6 million, up slightly from the $220.6 million generated in the same period last year. The increase reflects higher earnings and depreciation, offset by higher working capital requirements. Cash used for investing activities was $117.7 million, as compared with the 1996 total of $164.2 million. This decrease reflects lower spending for business acquisitions. Net cash used for financing activities totaled $92.7 million, up from the 1996 amount of $54.3 million. The increase reflects higher purchases of common stock, lower net borrowings and higher dividends.

Property Additions

Property additions in the first nine months of 1997 totaled $133.0 million as compared with $147.0 million in the same period last year.

Short-term Borrowings

Short-term borrowings as of September 30, 1997 and 1996 consisted of notes payable to banks totaling $4.5 million and $18.2 million, respectively.

Long-term Borrowings

As of September 30, 1997, long-term obligations were 6.7% of long-term capital and 8.4% of shareholders' equity. The corresponding 1996 percentages were 7.6% and 9.7%.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 608,356 shares of common stock were purchased in the first nine months of 1997 at a total cost of $41.1 million, equal to an average price of $67.55 per share. In the first nine months of 1996, 343,200 shares were purchased at a total cost of $19.4 million, or $56.55 per share.


                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule (EDGAR filing only)

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the nine months ended September 30, 1997.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VULCAN MATERIALS COMPANY

Date     November 7, 1997              /s/ E. A. Khan
                                       E. A. Khan
                                       Controller

                                       /s/ P. J. Clemens, III
                                       P. J. Clemens, III
                                       Executive Vice President -
                                       Finance and Administration