Form 10-K
period 1997-12-31
VULCAN MATERIALS CO
filed 1998-03-27
CIK 103973

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 1997
                           -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   1-4033
                       ----------

                            VULCAN MATERIALS COMPANY
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                      63-0366371
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                  No.)

ONE METROPLEX DRIVE, BIRMINGHAM, ALABAMA                       35209
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (205) 877-3000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
      Title of each class                         which registered

   COMMON STOCK, $1 PAR VALUE                  NEW YORK STOCK EXCHANGE
-------------------------------------     --------------------------------------

Securities registered pursuant to
 Section 12(g) of the Act:                   NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10- K or any amendment to this Form 10-K.
                            ---

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES AS OF FEBRUARY 27, 1998: $3,343,016,477.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $1.00 PAR VALUE, AS OF FEBRUARY 27, 1998: 33,567,727 SHARES


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
(2) Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 8, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           VULCAN MATERIALS COMPANY
        CROSS REFERENCE SHEET FOR DOCUMENTS INCORPORATED BY REFERENCE



                                                      HEADING IN ANNUAL REPORT                            PAGE IN
               FORM 10-K                                 TO SHAREHOLDERS FOR                              ANNUAL
                ITEM NO.                            YEAR ENDED DECEMBER 31, 1997                          REPORT

1.   Business (Financial Results by         Segment Financial Data for the 3 Years Ended
      Business Segments)                      December 31, 1997                                              55
                                            Note 12, Segment Data                                            71
                                            Note 14, Acquisitions                                            72

3.   Legal Proceedings                      Note 10, Other Commitments and Contingent Liabilities            70

7.   Management's Discussion and            Management's Discussion and Analysis of
      Analysis of Financial Condition       Financial Condition and Results of Operations                 48-54
      and Results of Operations
                                            Financial Terminology                                            79

8.   Financial Statements and               Consolidated Statements of Earnings                              44
      Supplementary Data                    Consolidated Balance Sheets                                      45
                                            Consolidated Statements of Cash Flows                            46
                                            Consolidated Statements of Shareholders' Equity                  47
                                            Notes to Consolidated Financial Statements                    58-72
                                            Management's Responsibility for Financial Reporting
                                              and Internal Control                                           42
                                            Independent Auditors' Report                                     43
                                            Supplementary Information-Quarterly Financial
                                              Data for Each of the 2 Years Ended December 31,
                                              1997 and 1996 (Unaudited)                                      77

14.  Exhibits, Financial Statement          Consolidated Statements of Earnings                              44
      Schedules and Reports on              Consolidated Balance Sheets                                      45
      Form 8-K                              Consolidated Statements of Cash Flows                            46
                                            Consolidated Statements of Shareholders' Equity                  47
                                            Notes to Consolidated Financial Statements                    58-72
                                            Management's Responsibility for Financial Reporting
                                              and Internal Control                                           42
                                            Independent Auditors' Report                                     43
                                            Supplementary Information-Quarterly Financial
                                              Data for Each of the 2 Years Ended December 31,
                                              1997 and 1996 (Unaudited)                                      77


                           HEADING IN PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS
                                              TO BE HELD MAY 8, 1998

10.  Directors and Executive Officers       Election of Directors; Nominees for Election to the Board of
      of the Registrant                       Directors; Directors Continuing in Office; Section 16(a)
                                              Beneficial Ownership Reporting Compliance

11.  Executive Compensation                 Compensation of Directors; Executive Compensation; Option
                                              Grants in 1997; Report of the Compensation Committee;
                                              Aggregated Option Exercises in Last Fiscal Year and Fiscal
                                              Year End Option Values; Shareholder Return Performance
                                              Presentation; Retirement Income Plan; Employee Special
                                              Severance Plan

12.   Security Ownership of Certain           Security Ownership of Certain Beneficial Owners;
      Beneficial Owners and Management        Security Holdings of Management
      and Management

                            VULCAN MATERIALS COMPANY

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1997


                                    CONTENTS


PART    ITEM                                                                                      PAGE

  I        1         Business                                                                        1
           2         Properties                                                                      4
           3         Legal Proceedings                                                               7
           4         Submission of Matters to a Vote of Security Holders                             8
           4 a.      Executive Officers of the Registrant                                            8

 II        5         Market for the Registrant's Common Equity and Related
                        Stockholder Matters                                                         10
           6         Selected Financial Data                                                        11
           7         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                   11
           8         Financial Statements and Supplementary Data                                    11
           9         Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                        12

III        10        Directors and Executive Officers of the Registrant                             12
           11        Executive Compensation                                                         12
           12        Security Ownership of Certain Beneficial Owners and
                        Management                                                                  12
           13        Certain Relationships and Related Transactions                                 12

IV         14        Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K                                                                    13

           --        Signatures                                                                     19

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

         All of the Company's products are marketed under highly competitive conditions, including competition in price, service and product performance. There are a substantial number of competitors in both the Construction Materials segment and the Chemicals segment.

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

         The Company conducts research and development activities for both of its business segments. The Construction Materials research and development facility is located near Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas and Columbus, Georgia. In general, the Company's research and development effort is directed to applied technological development for the use of its Construction Materials and Chemicals products as well as for the manufacturing or processing of its Chemicals products. The Company spent approximately $1,142,000 in 1995, $1,091,000 in 1996 and $1,281,000 in 1997 on research and development activities for its Construction Materials segment. The Company spent approximately $9,159,000 in 1995, $7,939,000 in 1996 and $9,474,000 in 1997 on research and development activities for its Chemicals segment.

         The Company estimates that capital expenditures for environmental control facilities in the current fiscal year (1998) and the succeeding fiscal year (1999) will be approximately $3,733,000 and $1,798,000, respectively, for the Construction Materials segment, and $4,393,000 and $4,437,000, respectively, for the Chemicals segment.

         The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulty in obtaining the required sources of energy required for its operations.

         In 1997, the Construction Materials segment employed an average of approximately 5,399 people. The Chemicals segment employed an average of approximately 1,619 people. The Company's corporate office employed an average of approximately 162 people. The Company considers its relationship with its employees to be good.

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

CONSTRUCTION MATERIALS

         The Company's construction materials business consists of the production and sale of crushed stone, sand, gravel, rock asphalt and crushed slag (a by-product of steel production). Crushed stone constituted approximately 79% of the dollar volume of the Construction Materials segment's 1997 sales, as compared to 79% in 1996 and 77% in 1995. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. They also are widely used as railroad track ballast.

         Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in relatively close proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi and Tennessee-Tombigbee river systems and the Gulf Coast which are served by the Company's Reed quarry, areas served by rail-connected quarries, and the areas along the U.S. coast served by ocean-going vessels that transport stone from the Company's joint venture operation in Mexico. The Company's construction aggregates are sold in 18 states primarily in the Southeast, Midwest and Southwest regions of the United States and in the District of Columbia.

         During 1997, the Company acquired four quarries in Arkansas, Georgia and Texas and a sand and gravel operation in Illinois.

         Shipments to customers of all construction aggregates from the Company's domestic operations in 1997 totaled approximately 155 million tons, with crushed stone shipments to customers accounting for approximately 146 million tons.

         In 1997, the Company, directly or through joint ventures, operated 132 permanent crushed stone plants in 13 states and Mexico for the production of crushed limestone and granite with estimated reserves totaling approximately 8.2 billion tons.

         In 1997, the Company, directly or through joint ventures, operated 12 sand and gravel plants, 4 slag plants and various other types of plants which produce rock asphalt and other aggregates. Estimates of sand and gravel reserves, calculated in a manner comparable to the estimates of stone reserves set forth above, total approximately 60 million tons.

         Other Construction Materials products and services include asphaltic concrete, ready-mixed concrete, trucking services, barge transportation, a Mack Truck distributorship, paving construction, dolomitic lime, emulsified asphalt and several other businesses.

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

CHEMICALS

         The Chemicals segment is organized into two business units: the Chloralkali Business Unit which manages the Company's chloralkali and related businesses, and the Performance Systems Business Unit which manages the Company's specialty chemicals and services business.

         The principal chemicals produced by the Chloralkali Business Unit at the Company's three chloralkali plants described in Item 2 below, are chlorine, caustic soda (sodium hydroxide), muriatic acid, hydrochloric acid, caustic potash (potassium hydroxide), potassium carbonate, chlorinated hydrocarbons and calcium chloride. Chlorine and various hydrocarbons (primarily ethylene and methanol) are used to produce the Unit's line of chlorinated hydrocarbons, including methylene chloride, perchloroethylene, chloroform, methyl chloride, ethylene dichloride, carbon tetrachloride, methyl chloroform and pentachlorophenol.

         Principal markets for the Chloralkali Business Unit's chemical products include pulp and paper, energy, food, pharmaceutical, cleaning, chemical processing, fluorocarbons, water management and textiles. In the paper-making industry, chlorine is used in pulp and paper bleaching, while caustic soda is used primarily in the kraft and sulfite pulping process. The Company supplies hydrochloric acid to the energy industry for use in oil well stimulation and gas extraction. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. Hydrochloric acid, caustic soda, methylene chloride and caustic potash are used by the food and pharmaceutical industries. Perchloroethylene, methylene chloride and methyl chloroform are used in industrial cleaning applications. Perchloroethylene is also used in the dry-cleaning industry.

         The Chloralkali Business Unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products ranging from clay-based catalysts to agricultural herbicides. Products sold to this market include hydrochloric acid, chlorine, caustic soda, caustic potash and potassium carbonate. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants and other chemicals. The Company sells chloroform, methyl chloroform and perchloroethylene to the fluorocarbons market. Chlorine is used in water and sewage management, and caustic soda and caustic potash are used in the production of soaps and detergents. Chlorine also is used as an industrial bleaching agent, in cleaning applications for the electronics industry, as a biocide in the fruit processing industry and in various applications in the oil industry. Calcium chloride, produced at the Company's Wichita complex, has several uses including de-icing of roads, dust control, road stabilization and oil well completion.

         The principal chemicals produced for the Performance Systems Business Unit by the Company's Callaway Chemical Company subsidiaries include process aids for the pulp and paper and textile industries and various water management chemicals. Through its Vulcan Chemical Technologies, Inc. ("VCT") subsidiary, the Performance Systems Business Unit assembles and markets small-scale chlorine dioxide generators, and sells related chemicals (primarily sodium chlorite manufactured by the Company) and services to the water management, food and beverage processing and pulp and paper industries. This subsidiary also assembles and markets equipment, and sells related chemicals (primarily hydrogen peroxide purchased from others) and services to the municipal and industrial water management markets. Additionally, the Performance Systems Business Unit markets sodium chlorite produced at the Chloralkali Business Unit's Wichita plant. Sodium chlorite is used in the water management, food and beverage processing, pulp and paper, textile and electronics industries. The Performance Systems Business Unit also markets sodium hydrosulfite which is used primarily in the pulp and paper industry and produced at the Chloralkali Business Unit's Port Edwards plant.

         The Company competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company also competes for sales to customers located outside the United States, with sales to such customers currently accounting for approximately 5% of the sales of the Company's Chemicals segment.

         The Company's underground reserves of salt, which is a basic raw material in the production of chlorine and caustic soda, are located near its Wichita, Kansas and Geismar, Louisiana plants. The Company purchases salt for its Port Edwards, Wisconsin plant. Ethylene, methanol, and vinyl chloride monomer, the other major raw materials used in the Chloralkali Business Unit, and various chemicals used by the Performance Systems Business Unit are purchased from several different suppliers. Sources of salt, ethylene, methanol, vinyl chloride monomer and other various chemicals are believed to be adequate for the Company's operations and the Company does not anticipate any material difficulty in obtaining the raw materials which it uses.

         Certain of the Company's chemical operations are subject to the Resource Conservation and Recovery Act ("RCRA"). Under the corrective action requirements of RCRA, the Environmental Protection Agency ("EPA") must identify facilities subject to RCRA's hazardous waste permitting provisions where practices in the past have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases described by the EPA. If the results of the RFI determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require Corrective Measures Implementation ("CMI") by the facility owner--essentially, implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

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

FINANCIAL RESULTS BY BUSINESS SEGMENTS

         Net sales, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 1997, are reported on pages 71 and 72 (Note 12 of the Notes to Financial Statements) and on page 55 (under the caption "Segment Financial Data") in the Company's 1997 Annual Report to Shareholders, which information at said pages is incorporated herein by reference.

ITEM 2.  PROPERTIES

CONSTRUCTION MATERIALS

         The Company's current estimate of approximately 8.2 billion tons of stone reserves is approximately 90 million tons more than the estimate reported at the end of 1996. These reserves include stone reserves in Mexico owned or controlled by the Company's Mexican joint venture. Increases in the Company's reserves have resulted from 1997 acquisitions in Arkansas, Georgia and Texas and the opening of a greenfield quarry in Alabama. Management believes that the quantities of reserves at the Company's stone quarries are sufficient to result in an average quarry life of approximately 56 years at present operating levels. See Note 1 to the table of the Company's 10 largest active stone quarries at page 5 for a description of the method used by the Company for estimating the years of life of stone reserves.

         The foregoing estimates of reserves are of recoverable stone of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

         Of the 132 stone quarries which the Company operates directly or through joint ventures, 37 are located on owned land, 22 are on land owned in part and leased in part, and 73 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 1998 to 2105. Most of the Company's leases have options to extend them well beyond their current terms.

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



                                                                  ESTIMATED
                                                                  YEARS OF LIFE                    LEASE
                                                                  AT AVERAGE                       EXPIRATION
                                                                  RATE OF           NATURE OF      DATE, IF
LOCATION                                           PRODUCT        PRODUCTION(1)     INTEREST       APPLICABLE(2)
--------                                           -------        -------------     --------       -------------

McCook (Chicago), Illinois                         Limestone      90.5(3)           Owned

Paducah, Kentucky                                  Limestone      41.1              Leased             (5)

Grayson (Atlanta), Georgia                         Granite        Over 100          Owned

Playa Del Carmen, Mexico(4)                        Limestone      Over 100          Owned

Gray Court (Greenville), South Carolina            Granite        Over 100          Owned

Warrenton, Virginia (Washington, D.C.)             Diabase        Over 100          Leased             (5)

Kennesaw (Atlanta), Georgia                        Granite        40.7              75% Owned
                                                                                    25% Leased         2013

Manteno, Illinois                                  Limestone      Over 100          Leased             (5)

Skippers, Virginia                                 Granite        Over 100          Leased             2016

Lawrenceville (Norfolk/Virginia
   Beach), Virginia                                Granite        69.9              31% Owned
                                                                                    69% Leased         (6)


---------------
(1) Estimated years of life of stone reserves are based on the average annual rate of production of the quarry for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing quarry properties, changes in stone specifications required by major customers and passage of government regulations applicable to quarry operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.
(2)      Renewable by the Company through date shown.
(3) For some time, the Metropolitan Water Reclamation District of Greater Chicago ("MWRD") has had under consideration the condemnation of a portion of this quarry in order to use it as a reservoir. The Company believes that this action, if it occurs, could significantly reduce the life of this quarry, but will not have a material effect on the financial condition of the Company as a whole. In 1996, the MWRD announced that it plans to have reservoirs created on real property it owns near the McCook quarry and that its current plan does not include using the McCook quarry as a reservoir.
(4) The Playa Del Carmen, Mexico location is owned by the Company's joint venture in Mexico. Its ranking in this table is based on counting 49% of its reserves, which represents the Company's ownership interest in the entity which owns the reserves. This quarry's estimated years of life at average rate of production is based on 100% of the reserves.
(5) Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky quarry are owned.
(6)      Leases expire as follows: 19% in 2020, 13% in 2024 and 68% in 2044.

         The estimated average life of the Company's sand and gravel operations, calculated in the same manner as described in footnote (1) to the table set out above, is approximately 11 years. Approximately 13% of the Company's estimated 60 million tons of sand and gravel reserves are located on owned land, with the remaining 87% located on leased land.

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

OTHER PROPERTIES

         The Company's corporate offices are located in an office complex near Birmingham, Alabama. Headquarters staffs of the Construction Materials and Chemicals segments, the Southern Division of the Construction Materials segment, and Vulcan Gulf Coast Materials, Inc., also are located in this complex. The space is occupied pursuant to several leases. The lease pursuant to which the majority of the space is leased runs through December 31, 1998. The Company's space in this complex is leased at an approximate annual rental, as of December 31, 1997, of $1,456,000, which is subject to limited escalation.

         The Company will not renew the lease of the current location and will move its corporate offices to a new facility effective January 1, 1999. Under a lease entered into by the Company, the Company will begin leasing newly constructed corporate headquarters consisting of approximately 189,000 square feet in January 1999. The lease runs through December 31, 2013. The annual rental for each year in the initial 5 year period, the second 5 year period and the final 5 year period of the lease will be approximately $3.2 million, $3.4 million and $3.7 million, respectively.

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

         In 1991, the Company received notification from the State of New Jersey Department of Environmental Protection ("NJDEP") concerning a site located in Newark, New Jersey, which the Company previously owned and upon which the Company operated a chemicals production facility from the early 1960s until 1974. The notification contends that hazardous substances and pollutants contaminate the site and that a Remedial Investigation/ Feasibility Study ("RI/FS") is required in order to determine the nature and extent of such contamination and whether a remedial action plan with respect thereto should be developed.

         On August 20, 1993, two other allegedly responsible parties, Safety-Kleen Environsystems Company and Bristol-Meyers Squibb Company (collectively, the "Respondents"), entered into an Administrative Consent Order ("ACO") issued by the NJDEP concerning the site. The ACO contains certain findings of fact by the NJDEP, together with provisions governing the conduct by the Respondents of an RI/FS for the site and remedial actions, if any, resulting therefrom. Under a separate agreement with the Respondents and certain successors, the Company will share in the cost of the RI/FS. The Company has been informally advised by the NJDEP that, if the Company continues to participate in the RI/FS, the NJDEP will not seek to enforce a directive issued in 1991 requiring the Company to pay $1 million to the NJDEP to be used for the conduct of the RI/FS.

         Depending upon the results of the RI/FS, NJDEP will determine what site remediation is required under the ACO, if any. In that event, it is also likely that the Respondents or the NJDEP will assert that the Company should bear some responsibility in connection with such remediation. At this time, however, it is impossible to predict the ultimate outcome of this matter.

         In 1994, the EPA notified the Company that it was among the approximately 880 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Jack's Creek/Sitkin Smelting Superfund site located in Mifflin County, Pennsylvania, on which site the now defunct Sitkin Smelting Company operated a secondary metals smelting facility from 1958 to 1977. The EPA later and more particularly asserted that during the period 1972-1977 the PRPs shipped to this site a collective total of some 286 million pounds of material which allegedly contained CERCLA hazardous substances, including about 1.8 million pounds of material allegedly shipped by the Company's former Metals Division.

         The EPA has claimed that there are releases and threatened releases of CERCLA hazardous substances from this site and advised, inter alia, that the EPA may seek recovery of CERCLA response costs which the EPA has incurred or may incur in the future in connection with the investigation and remediation of environmental conditions at the site. The EPA subsequently asserted that by the summer of 1996, the EPA had undertaken investigative and response actions with respect to this site which cost a total of about $6.4 million.

         In addition to the EPA's claims regarding investigation and response costs, the U.S. Department of Interior ("DOI") has asserted a natural resources damage claim of approximately $2.2 million. The DOI has not, however, quantified or otherwise substantiated its natural resource damage claim. To date, the State natural resource trustees have not formally asserted claims arising from alleged impacts to state-protected natural resources, although such State trustee agencies have reportedly conducted evaluations of the impacts of the site on certain natural resources. Similarly, the Pennsylvania Department of Environmental Protection ("PADEP") has allegedly incurred costs for investigation and response at the site. PADEP has indicated that it may assert a claim for such costs, but has not yet formally asserted such a claim or stated the amount of the alleged expenditures.

         The Company and over 30 other PRPs have entered into an agreement forming the Jack's Creek PRP Group (the "PRP Group") to respond to the claims asserted by EPA, DOI, PADEP and others. The PRP Group has adopted a method for allocating among its membership the costs of designing and implementing the remediation of the site. Under this allocation arrangement, the Company's share percentage would be about 2.1%, subject to rights of the PRP Group and its members, including the Company, to seek contribution from other viable and responsible parties.

         On September 30, 1997, the EPA issued its Record of Decision ("ROD") for the site. The ROD specifies a remedy consisting of dredging lead contaminated sediments from a limited area of Jack's Creek near the site and excavating lead contaminated soil within certain designated areas of the site, followed by disposal of the most heavily contaminated soil at an appropriately permitted off-site facility, together with consolidating on-site the dredged sediments and the remainder of the excavated material, then covering the consolidated sediments and soil with a multi-layer engineered cap. The EPA estimates that the necessary engineering design work preliminary to implementing the specified remedy and then implementing the resulting remedial design will cost a total of about $12.5 million.

         Contemporaneous with issuance of the ROD, the EPA issued "special notice letters" to the Company and several hundred other PRP's, inviting "good faith" offers to perform the remedy and pay certain response costs relating to the site. The special notice letter indicated that under the EPA's orphan share policy, for those PRP's who agree to perform the remedy, the EPA would be prepared to forego recovery of up to $3.125 million in past and future response costs. On December 11, 1997, the Jack's Creek PRP Group (on behalf of its members, including the Company) submitted a good faith offer to the EPA in response to the special notice letter.

         The PRP Group is currently preparing to negotiate with the EPA an enforceable agreement or judicial decree under which the PRP Group would fund and perform the remedial design work and the implementation of the resultant remedial design. The PRP Group is also negotiating with other PRPs an agreement whereby the other PRPs could either resolve liabilities with respect to the site by a cash payment to the PRP Group or participate as a member of the PRP Group in the remedial design and implementation.

         At present, the Company is not able to predict the likelihood of either a favorable or unfavorable outcome as to the matters described above, or the amount of potential loss in the event of any unfavorable outcome.

         Note 10, Other Commitments and Contingent Liabilities on page 70 of the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, positions and ages of the executive officers of the Company are as follows:




       NAME                                                   POSITION                                         AGE
Donald M. James                 Chairman and Chief Executive Officer                                           49

Peter J. Clemens, III           Executive Vice President, Finance and Administration and Treasurer             54

William F. Denson, III          Senior Vice President, Law and Secretary                                       54

Richard K. Carnwath             Vice President, Planning and Development                                       49

J. Wayne Houston                Vice President, Human Resources                                                48

Ejaz A. Khan                    Controller                                                                     41

John A. Heilala                 President, Chloralkali Business Unit                                           57

Robert A. Wason IV              President, Performance Systems Business Unit                                   46

Guy M. Badgett, III             Chairman, Southern Division and President, Southeast Division                  49

Perry W. Donahoo                President, Southern Division                                                   43

William L. Glusac               President, Midwest Division                                                    47

Daniel J. Leemon                President, Midsouth Division                                                   59

Thomas R. Ransdell              President, Southwest Division                                                  55

Daniel F. Sansone               President, Vulcan Gulf Coast Materials Divisions                               45

James W. Smack                  President, Mideast Division                                                    54

         The principal occupations of the executive officers during the past five years are set forth below:

         Donald M. James, was elected Chairman of the Board of Directors in May 1997. He became President and Chief Executive Officer in February 1997. He was elected President and Chief Operating Officer in February 1996. Mr. James joined the Company in 1992 as Senior Vice President and General Counsel. In January 1994, Mr. James was elected President of the Southern Division and in August 1995, he was also elected Senior Vice President, South, Construction Materials Group.

         Peter J. Clemens, III, was elected Executive Vice President, Finance and Administration and Treasurer in May 1997. He served as Executive Vice President and Chief Administrative Officer from May 1996 to May 1997. Prior to that time he served as Senior Vice President, West, Construction Materials Group and Senior Vice President, Finance.

         William F. Denson, III, was elected Senior Vice President, Law in February 1998. He has served as Secretary since April 1981. He served as Vice President and Assistant General Counsel until he was elected Vice President, Law effective January 1, 1994.

         Richard K. Carnwath has served as Vice President, Planning and Development since 1985.

         J. Wayne Houston was elected Vice President, Human Resources in October 1997. Prior to that time he served as Director of Compensation and Benefits.

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

         Guy M. Badgett, III, was elected Chairman, Southern Division in May 1997. He has served as President, Southeast Division, since 1992.

         Perry W. Donahoo has served as President, Southern Division, since October 1996. From August 1992 until June 1995, Mr. Donahoo served as President of Reed Crushed Stone Company (formerly a subsidiary of the Company) and as Executive Vice President, Southern Division, from June 1995 until October 1996.

         William L. Glusac has served as President, Midwest Division, since 1994. Prior to that time he served as President, Southwest Division.

         Daniel J. Leemon has served as President, Midsouth Division, since 1993. Prior to that time he served as Senior Vice President, West, Construction Materials Group.

         Thomas R. Ransdell has served as President, Southwest Division since 1994. He also served as President, Vulcan Gulf Coast Materials, Inc., from 1987 to May 1997.

         Daniel F. Sansone was elected, President, Vulcan Gulf Coast Materials Division in May 1997. From January 1994 to May 1997, he served as Vice President, Finance. Prior to that time he served as Vice President and Controller.

         James W. Smack has served as President, Mideast Division, since 1991.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange ("VMC"). As of February 27, 1998, the number of shareholders of record approximated 3,767. The closing price of the Common Stock on the New York Stock Exchange on February 27, 1998, was $100 5/8. The prices in the table below represent the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange.



QUARTER ENDED                                 1997                               1996
-------------                                 ----                               ----
                                      HIGH            LOW                HIGH             LOW
                                     -----            ------             -----            -----
March 31                             66    1/2         55  1/4           58 1/4           53 1/8
June 30                              80    5/8         61  1/4           59 3/8           55 3/8
September 30                         90   7/16         78  3/8           66 1/2           54 1/2
December 31                          103 15/16         84 7/16           65               59 1/2

         Dividends paid in 1997 totaled $63,622,000, as compared with $58,399,000 paid in 1996. On February 13, 1998, the Board of Directors authorized a quarterly dividend of $.52 per share of Common Stock payable March 10, 1998 to holders of record on February 24, 1998. This quarterly dividend represents a 10.66% increase over quarterly dividends paid in 1997.

         The Company's policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent on average with the payout record of past years, and consistent with the goal of maintaining debt ratios within prudent and generally acceptable limits. The future payment of dividends, however, will be within the discretion of the Board of Directors of the Company and depends on the Company's profitability, capital requirements, financial condition, growth, business opportunities and other factors which the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected statement of operations, per share data and balance sheet data for each of the 5 years ended December 31, 1997 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements on pages 43 through 47 and 58 through 72 of the Company's 1997 Annual Report to Shareholders, which are incorporated in this Annual Report on Form 10-K by reference.


                                                                   Year Ended December 31,
                                            -------------------------------------------------------------------
                                               1997          1996           1995           1994          1993
                                            ----------    -----------    -----------    -----------  --------
                                                         (Amounts in millions, except per share date)
    Net sales...........................     $ 1,678.6     $1,568.9       $ 1,461.0      $ 1,253.4      $1,133.5

    Net earnings........................     $   209.1     $  188.6       $   166.2      $    98.0      $   88.2

    Net earnings per:
      Basic shares outstanding..........     $    6.18     $   5.43       $    4.68      $    2.69      $   2.40
      Diluted shares outstanding........     $    6.10     $   5.36       $    4.63      $    2.67      $   2.39

    Total assets........................     $ 1,449.2     $1,320.6       $ 1,215.8      $ 1,181.1      $1,078.6

    Long-term obligations...............     $    81.9     $   85.5       $    90.3      $    97.4      $  102.0

    Cash dividends declared per share        $    1.88     $   1.68       $    1.46      $    1.32      $   1.26


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 48 through 54 and "Financial Terminology" on page 79 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information relative to this item is included in the Company's 1997 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:


                                                                                                               PAGE
Consolidated Financial Statements                                                                             44-47

Notes to Consolidated Financial Statements                                                                    58-72

Management's Responsibility for Financial Reporting and Internal Control                                         42

Independent Auditors' Report                                                                                     43

Supplementary Information-Quarterly Financial Data for Each of the 2 Years Ended
   December 31, 1997 and 1996 (Unaudited)                                                                        77

         With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 7, 8 and 14, the Company's 1997 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No information is required to be included herein pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         On or before March 30, 1998, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "1998 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 1998 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is made to the information provided in Part I, Item 4(a) of this Annual Report on Form 10-K. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) during 1997, and of Form 5 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) with respect to 1997, the Company has identified certain persons subject to
Section 16(a) of the Securities Exchange Act of 1934 who failed to file on a timely basis required forms. Information concerning such failure under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 1997," "Report of the Compensation Committee," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Shareholder Return Performance Presentation," "Retirement Income Plan" and "Employee Special Severance Plan" included in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Holdings of Management" included in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         An executive officer of the Company serves as the chief executive officer of three companies in which the Company has a 51%, 50% and 49% interest, respectively. Each of the companies reimburses the Company for a portion of the executive officer's salary and bonus. In 1997, the total amount of this reimbursement was $150,000. Other than the foregoing, no information is required to be included herein pursuant to Item 404 of Regulation S-K, which requires disclosure of certain information with respect to certain relationships or related transactions of the directors and management.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) (1) FINANCIAL STATEMENTS

         The following financial statements are included in the Company's 1997 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

         Consolidated Statements of Earnings                                                                     44

         Consolidated Balance Sheets                                                                             45

         Consolidated Statements of Cash Flows                                                                   46

         Consolidated Statements of Shareholders' Equity                                                         47

         Notes to Consolidated Financial Statements                                                           58-72

         Management's Responsibility for Financial Reporting and
            Internal Control                                                                                     42

         Independent Auditors' Report                                                                            43

         Supplementary Information-Quarterly Financial Data for Each of the 2 Years Ended
            December 31, 1997 and 1996 (Unaudited)                                                               77

         (A) (2) FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule for the years ended December
31, 1997, 1996 and 1995 is included in Part IV of this report on the indicated pages:

         Schedule II                Valuation and Qualifying Accounts and Reserves                               17

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

         (A) (3) EXHIBITS

         The exhibits required by Item 601 of Regulation S-K and indicated below, other than Exhibit (12) which is on page 18 of this report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission and the New York Stock Exchange. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon payment of the costs of copying and transmitting the same.


EXHIBIT (3)(I)    Certificate of Incorporation (Restated 1988) of the
                  Company filed as Exhibit 3(a) to the Company's 1988 Form 10-K
                  Annual Report (File No. 1-4033).*

EXHIBIT (3)(II)   By-laws of the Company, as restated February 2, 1990,
                  and as last amended February 14, 1997, filed as Exhibit 3(ii) to the Company's 1997 Form 10-K Annual Report (File No.
                  1-4033).*

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

EXHIBIT (10)(F)   The Deferred Compensation Plan for Directors Who Are
                  Not Employees of the Company, as last amended and restated on February 17, 1996 filed as Exhibit 10(g) to the Company's 1995
                  Form 10-K Annual Report (File No. 1-4033).**

EXHIBIT (10)(G)   The 1996 Long-Term Incentive Plan of the Company filed as
                  Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report
                  (File No. 1-4033).**

EXHIBIT (10)(H)   The Directors Deferred Stock Plan of the Company filed as
                  Exhibit 10(i) to the Company's 1995 Form 10-K Annual Report
                  (File No. 1-4033).**

EXHIBIT (10)(I)   The Restricted Stock Plan for Nonemployee Directors of the
                  Company.**

EXHIBIT (12)      Computation of Ratio of Earnings to Fixed Charges for the
                  five years ended December 31, 1997 (set forth on page 18 of this report).

EXHIBIT (13)      The Company's 1997 Annual Report to Shareholders.

EXHIBIT (21)      List of the Company's subsidiaries as of December 31, 1997.

EXHIBIT (24)      Powers of Attorney

EXHIBIT (27)      Financial Data Schedule (Electronic Submission Only).

         Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1997, will be filed as one or more amendments to this Form 10-K on or before June 29, 1998, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

---------------
* Incorporated by reference.
**Management Contract or Compensatory Plan.

         (B) REPORTS ON FORM 8-K

         None.

                          INDEPENDENT AUDITORS' REPORT


Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 1997, 1996 and 1995 and for the years then ended, and have issued our report thereon dated February 6, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Vulcan Materials Company and its subsidiary companies, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Birmingham, Alabama
February 6, 1998

                                                                     SCHEDULE II


               VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1997, 1996 and 1995
                              Amounts in Thousands


               Column A                     Column B      Column C       Column D      Column E      Column F
----------------------------------------------------------------------------------------------------------------

                                            Balance at    Additions      Charges to                  Balance at
                                            Beginning     Costs and       Other                         End
               Description                  of Period     Expenses       Accounts      Deductions    Of Period
----------------------------------------------------------------------------------------------------------------
                   1997
Accrued Environmental Costs.............     $   3,732     $  1,069                      $     516(1)   $  4,285
Doubtful Receivables....................         8,106          885                          1,443(2)      7,548
All Other(3)............................         1,687        2,010       $     208          2,531         1,374

                   1996

Accrued Environmental Costs.............     $   2,765     $    285       $   3,000      $   2,318(1)   $  3,732
Doubtful Receivables....................         8,176          732                            802(2)      8,106
All Other(3)............................         1,395        1,794                          1,502         1,687

                   1995

Accrued Environmental Costs.............     $  12,867     $  3,998                      $  14,100(1)   $  2,765
Doubtful Receivables....................         8,244          984       $      18          1,070(2)      8,176
All Other(3)............................         2,005        1,803                          2,413         1,395


---------------------------
(1)      Expenditures on environmental remediation projects.
(2) Write-offs of uncollected accounts and worthless notes, less recoveries.
(3) Valuation and qualifying accounts and reserves for which additions, deductions and balances are not individually significant.

                                                                     EXHIBIT 12



                VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                         For the Years Ended December 31
                              Amounts in Thousands

                                               1997          1996           1995           1994          1993
                                            ----------    -----------    -----------    -----------  --------
Fixed charges:
   Interest expenses before capitalization
    credits.............................    $    8,074    $     9,263    $    11,396    $    10,699  $    10,187
   Amortization of financing costs......           104            164            109            114          115
   One-third of rental expense..........         9,735          9,663          9,532         10,393        7,375
                                            ----------    -----------    -----------    -----------  -----------
        Total fixed charges.............    $   17,913    $    19,090    $    21,037    $    21,206  $    17,677
                                            ==========    ===========    ===========    ===========  ===========

Net earnings............................       209,145        188,595        166,240         97,976       88,229
Provisions for income taxes.............        91,356         96,985         92,181         47,930       36,993
Fixed charges...........................        17,913         19,090         21,037         21,206       17,677
Capitalized interest credits............        (1,160)          (627)          (297)          (878)      (1,016)
Amortization of capitalized interest....           708            674          1,031            997          882
                                            ----------    -----------    -----------    -----------  -----------
   Earnings before income taxes as
     adjusted...........................    $  317,962    $   304,717    $   280,192    $   167,231  $   142,765
                                            ==========    ===========    ===========    ===========  ===========

Ratio of earnings to fixed charges......          17.8           16.0           13.3            7.9          8.1

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                                    VULCAN MATERIALS COMPANY


                                      By           /s/  D. M. JAMES
                                        ----------------------------------------
                                                      D. M. James
                                         Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                          TITLE                                  DATE

          /s/ D. M. James                       Chairman and Chief Executive Officer              March 27, 1998
----------------------------------------            (Principal Executive Officer)
            D. M. James


       /s/ P.J. Clemens, III                      Executive Vice President, Finance               March 27, 1998
----------------------------------------          and Administration and Treasurer
      P.J. Clemens, III                             (Principal Financial Officer)


          /s/ E.A. Khan                                      Controller                           March 27, 1998
----------------------------------------           (Principal Accounting Officer)
             E.A. Khan


The following directors:

Marion H. Antonini                                            Director

Livio D. DeSimone                                             Director

John K. Greene                                                Director

Douglas J. McGregor                                           Director

Ann D. McLaughlin                                             Director

James V. Napier                                               Director

Donald B. Rice                                                Director

Herbert A. Sklenar                                            Director

Orin R. Smith                                                 Director


By    /s/ William F. Denson, III                                                                  March 27, 1998
   -------------------------------------
      William F. Denson, III
          Attorney-in-Fact

                                    EXHIBITS


                                       TO


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                       OF


                            VULCAN MATERIALS COMPANY


                              FILED MARCH 27, 1998


                          COMMISSION FILE NUMBER 1-4033

                                  EXHIBIT INDEX
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1997

EXHIBIT (3)(I)    Certificate of Incorporation (Restated 1988) of the Company
                  filed as Exhibit 3(a) to the Company's 1988 Form 10-K Annual
                  Report (File No. 1-4033).*

EXHIBIT (3)(II)   By-laws of the Company, as restated February 2, 1990, and as last amended February 14, 1997, filed as Exhibit 3(ii) to the
                  Company's 1997 Form 10-K Annual Report (File No. 1-4033).*

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

EXHIBIT (10)(F)   The Deferred Compensation Plan for Directors Who Are Not
                  Employees of the Company, as last amended and restated on
                  February 17, 1996, filed as Exhibit 10(g) to the Company's 1995 Form
                  10-K Annual Report (File No. 1-4033).**

EXHIBIT (10)(G)   The 1996 Long-Term Incentive Plan of the Company filed as
                  Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report
                  (File No. 1-4033).**

EXHIBIT (10)(H)   The Directors Deferred Stock Plan of the Company filed as
                  Exhibit 10(i) to the Company's 1995 Form 10-K Annual Report
                  (File No. 1-4033).**

EXHIBIT (10)(I)   The Restricted Stock Plan for Nonemployee Directors of the
                  Company.**

EXHIBIT (12)      Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1997 (set forth on page 18 of this report).

EXHIBIT (13)      The Company's 1997 Annual Report to Shareholders.

EXHIBIT (21)      List of the Company's subsidiaries as of December 31, 1997.

EXHIBIT (24)      Powers of Attorney

EXHIBIT (27.1)    Financial Data Schedule (Electronic Submission Only).

EXHIBIT (27.2)    Financial Data Schedule restated for the period ended
                  December 31, 1996 (Electronic Submission Only).

EXHIBIT (27.3)    Financial Data Schedule restated for the period ended
                  December 31, 1995 (Electronic Submission Only).

         Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1997, will be filed as one or more amendments to this Form 10-K on or before June 29, 1998, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

---------------------
*Incorporated by reference.
**Management Contract or Compensatory Plan.