Form 10-Q
period 1998-03-31
VULCAN MATERIALS CO
filed 1998-05-13
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Shares outstanding
         Class                                        at April 30, 1998
Common Stock, $1 Par Value                                33,457,342


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                        QUARTER ENDED MARCH 31, 1998

                                  Contents

                                                                      Page No.
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Balance Sheets                  1
                   Condensed Consolidated Statements of Earnings          2
                   Condensed Consolidated Statements of Cash Flows        3
                   Notes to Condensed Consolidated Financial Statements   4

         Item 2.   Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                5


PART II  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                       12


SIGNATURES                                                                13

                                  PART I.  FINANCIAL INFORMATION
              Item 1.  Financial Statements

                         VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS*
                                      (Amounts in thousands)

                                                              March 31,   December 31,     March 31,
                       ASSETS                                      1998           1997          1997
Current assets
  Cash and cash equivalents...............................   $   95,966     $  128,566    $   16,379
  Accounts and notes receivable, less allowance for
    doubtful accounts: Mar. 31, 1998, $7,775; Dec. 31,
    1997, $7,548; Mar. 31, 1997, $7,489...................      205,491        199,750       197,830
  Inventories:
    Finished products.....................................      103,256         90,118        94,287
    Raw materials.........................................       10,229         10,865        11,736
    Products in process...................................          988            617         1,030
    Operating supplies and other..........................       30,069         30,759        30,615
        Total inventories.................................      144,542        132,359       137,668
  Deferred income taxes...................................       21,356         21,385        23,004
  Prepaid expenses........................................        6,784          5,072         5,899
        Total current assets..............................      474,139        487,132       380,780
Investments and long-term receivables.....................       64,942         63,482        59,589
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: Mar. 31,
  1998, $1,335,324; Dec. 31, 1997, $1,311,781; Mar. 31,
  1997, $1,261,594........................................      827,307        808,419       777,214
Deferred charges and other assets.........................      106,025         90,213        97,507
         Total............................................   $1,472,413     $1,449,246    $1,315,090

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations.............   $    5,408     $    5,408    $    5,071
  Notes payable...........................................        2,677          3,654         3,105
  Trade payables and accruals.............................      114,577        112,547       103,234
  Other current liabilities...............................      106,624         86,087        95,699
         Total current liabilities........................      229,286        207,696       207,109
Long-term obligations.....................................       81,931         81,931        85,635
Deferred income taxes.....................................       92,267         88,720        88,947
Other noncurrent liabilities..............................       77,432         79,402        69,119
Shareholders' equity......................................      991,497        991,497       864,280
         Total............................................   $1,472,413     $1,449,246    $1,315,090

*Balance sheets as of March 31 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.


             VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts and shares in thousands, except per share data)

                                                        Three Months Ended
                                                              March 31*
                                                           1998        1997
Net sales............................................  $358,963    $341,358
Cost of goods sold...................................   269,483     265,243
Gross profit on sales................................    89,480      76,115
Selling, administrative and general expenses.........    46,729      43,896
Other operating costs................................     2,369         864
Other income, net....................................    15,895       3,235
Earnings before interest expense and income taxes....    56,277      34,590
Interest expense.....................................     1,948       1,767
Earnings before income taxes.........................    54,329      32,823
Provision for income taxes...........................    17,820      10,897
Net earnings.........................................  $ 36,509    $ 21,926

Basic earnings per share.............................     $1.09       $0.64
Diluted earnings per share...........................     $1.07       $0.64

Average common shares outstanding
  (in thousands).....................................    33,608      34,040

Average common shares outstanding
  assuming dilution (in thousands)...................    34,051      34,415

Cash dividends per share of common stock.............    $0.520      $0.470

Depreciation, depletion and amortization
  deducted above.....................................  $ 31,188    $ 28,603

Effective tax rate...................................     32.8%       33.2%

* Unaudited

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.


                    VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts in thousands)

                                                                  Three Months Ended
                                                                        March 31*
                                                                    1998         1997
Operations
Net earnings ................................................   $ 36,509     $ 21,926
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Depreciation, depletion and amortization.................     31,188       28,603
    Increase in assets before effects of
      business acquisitions..................................    (19,420)     (21,172)
    Increase in liabilities before effects of
      business acquisitions..................................     18,281       10,198
    Other, net...............................................    (13,300)       3,930
       Net cash provided by operations.......................     53,258       43,485

Investing Activities
Purchases of property, plant and equipment...................    (47,546)     (37,933)
Payment for business acquisitions (net of acquired cash).....     (3,396)           -
Cash escrow held for future property purchase................    (13,414)           -
Proceeds from sale of property, plant and equipment..........     17,883        1,511
Investment in nonconsolidated companies......................     (1,591)           -
       Net cash used for investing activities................    (48,064)     (36,422)

Financing Activities
Net borrowings - commercial paper and bank lines of credit...       (977)        (184)
Purchases of common stock....................................    (19,399)     (25,309)
Dividends paid...............................................    (17,418)     (16,007)
       Net cash used for financing activities................    (37,794)     (41,500)

Net decrease in cash and cash equivalents....................    (32,600)     (34,437)
Cash and cash equivalents at beginning of year...............    128,566       50,816
Cash and cash equivalents at end of period...................   $ 95,966     $ 16,379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized)...................   $    798     $    444
      Income taxes...........................................      4,379        3,240

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

3.  New Accounting Standards

    In June 1997 the FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130) and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). These pronouncements were required to be adopted for years beginning after December 15, 1997. There was no material impact on the Company's financial reporting resulting from the adoption of SFAS 130 and 131.

    In February 1998 the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132), which is required to be adopted for years beginning after December 15, 1997. This new standard addresses disclosure only. Therefore, there will be no effect to earnings and the impact of FAS 132 on the Company's financial reporting is not expected to be material.

4.  Accounting Policies for Certain Derivative Instruments

    The Company does not actively trade or speculate in derivative instruments. Commodity swap contracts are used to reduce fluctuations in prices for natural gas. The fair market values for such swaps purchased and outstanding as of March 31, 1998 and December 31, 1997, were not material.


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

Year 2000 Issue

The Company has conducted a risk assessment of its major business processes to identify the computer systems that could be affected by the Year 2000 issue. As a recommendation of this assessment, a Year 2000 Project Management Office has been established to coordinate compliance activities. The Company is actively assessing the extent of the problem as it relates to production equipment and automation, raw material procurement, distribution and packaging, as well as computer hardware and software. The Company presently believes that with planned modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems. Despite our efforts, there can be no guarantee that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner. Although at this time it is not possible to reasonably estimate the cost of compliance, based on the risk assessment, the Company believes that the cost to resolve this issue will not have a material impact on earnings.

                            RESULTS OF OPERATIONS

First Quarter 1998 as Compared with First Quarter 1997

Vulcan's first quarter 1998 sales, net earnings and earnings per share were at record levels. Net earnings of $36.5 million, and $1.07 per share (diluted), were both 67% higher than last year. The comparable 1997 earnings and earnings per share were $21.9 million and 64 cents, respectively.

Sales in 1998 were $359.0 million, up 5% from last year's total of $341.4 million. The segment detail of that increase is as follows (amounts in millions):

                                            First Quarter Sales

                                         1998      1997    Increase

         Construction Materials        $193.3    $187.2     $ 6.1
         Chemicals                      165.7     154.2      11.5
              Total                    $359.0    $341.4     $17.6


Construction Materials reported record first quarter sales of $193.3 million, up 3% from the 1997 first quarter. Excluding the impact of freight to remote distribution yards, average crushed stone prices increased 4%. Total stone shipments were virtually identical to last year's record level despite less favorable weather conditions. Chemicals sales of $165.7 million also were at a record first quarter level, up 7% from last year's first quarter. This growth was primarily due to higher prices for caustic soda. Average caustic soda prices in the first quarter of 1998 were up 33% from last year's first quarter prices.

Earnings before interest expense and income taxes were $56.3 million as compared to $34.6 million in the same period last year. The segment detail of this result is shown in the following summary (amounts in millions):

                                       First Quarter Earnings Before
                                    Interest Expense and Income Taxes *

                                         1998      1997    Increase

         Construction Materials         $32.4     $15.8     $16.6
         Chemicals                       22.4      18.3       4.1
           Segment earnings *            54.8      34.1      20.7
         Interest income, etc.            1.5        .5       1.0
              Total                     $56.3     $34.6     $21.7


         * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported record first quarter earnings of $32.4 million as compared with earnings of $15.8 million in the first quarter of 1997. This $16.7 million increase included $11.3 million referable to special items: gains from asset sale of $12.5 million offset somewhat by additional reserves for environmental and related costs of $1.2 million.
The Chemicals segment reported first quarter earnings of $22.4 million, up significantly from last year's first quarter earnings of $18.3 million. This reflects principally the increase in caustic soda prices, partly offset by a special item of $3.7 million for additional reserves for environmental and related costs.

Selling, administrative and general expenses of $46.7 million for the first quarter of 1998 increased 6% from the 1997 level. The increase reflects principally the impact of higher accruals for incentive-based compensation costs.

Other income, net of other charges, was $15.9 million as compared with $3.2 million for the first quarter of 1997. The increase principally reflects gains from sales of assets within the Construction Materials segment. Also, earnings continued to increase from the Company's joint venture to supply limestone from Mexico to the U.S. Gulf Coast market.

The provision for income taxes for the current quarter was $17.8 million as compared with 1997's provision of $10.9 million, reflecting the significant increase in pretax earnings of $21.5 million partially offset by a decline in the effective tax rate. The effective tax rate for the quarter was 32.8%, down from last year's first quarter rate of 33.2%.

On April 17, 1998, Donald M. James, President and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

         "Our first quarter results reflect the strength of the U.S. economy and our participation as a provider of core materials. Strong operating results from both business segments generated another record quarter, which was further enhanced by gains from sales of assets.

         "Relatively strong crushed stone shipments and improved pricing within our Construction Materials segment combined for record sales and operating earnings despite less favorable weather conditions. Based on our confidence in the continued strength and stability of the U.S. economy and the performance of our operations, we expect full year 1998 operating earnings in our Construction Materials segment to exceed 1997's record level.

         "First quarter sales for our Chemicals segment were at a record level, and earnings were well above 1997. The selling price of caustic soda increased 33 percent from the first quarter of 1997 while raw materials and natural gas costs declined. We believe these factors will continue to some extent throughout the year, and therefore remain confident that out Chemicals segment earnings in 1998 will exceed 1997's performance.

         "Overall, we expect that Vulcan's 1998 net earnings and earnings per share will exceed 1997's record results."


                       LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $159.5 million at March 31, 1998, $1.8 million under the 1997 year-end amount of $161.3 million. An increase in accrued liabilities, including income taxes, more than offset the seasonal increase in receivables and inventories. Working capital at March 31, 1998 decreased 5% from the same date last year as higher accrued liabilities offset increases in receivables and inventories.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.1 as of March 31, 1998. This compares to the 2.3 ratio at year-end 1997 and the 1.8 ratio at March 31, 1997.

Cash Flows

Net cash provided by operations totaled $53.3 million in the first quarter of 1998, up $9.8 million from the $43.5 million generated in the same period last year. This increase reflects higher earnings and lower working capital requirements. Cash used for investing activities was $48.1 million as compared with the 1997 total of $36.4 million. This increase reflects higher purchases of property, plant and equipment, including a quarry in Tennessee. Net cash used for financing activities totaled $37.8 million, down from the 1997 amount of $41.5 million, due mainly to lower purchases of common stock.

Cash and cash equivalents, which totaled $96.0 million at March 31, 1998, were up $79.6 million from the $16.4 million a year ago.

On February 13, 1998, the Board of Directors declared a quarterly dividend of 52 cents per common share payable March 10, 1998. The new quarterly dividend represents a 10.6% (5 cents per share) increase over quarterly dividends paid in 1997.

Property Additions

Property additions totaled $54.6 million in 1998 as compared with $41.7 million in the first quarter of 1997.

Short-term Borrowings

Short-term borrowings as of March 31, 1998 and 1997 consisted of notes payable to banks totaling $2.7 million and $3.1 million, respectively.

Long-term Obligations

As of March 31, 1998, long-term obligations were 6.6% of long-term capital and 8.3% of shareholders' equity. The corresponding 1997 percentages were 7.7% and 9.9%.

Common Stock Transactions

Pursuant to the Company's long-standing common stock purchase program, 190,100 shares of common stock were purchased in the first quarter of 1998 at a total cost of $19.4 million, equal to an average price of $102.05 per share. Purchases of common stock in the first quarter of 1997 totaled 404,352 shares at a total cost of $25.3 million, equal to an average price of $62.59 per share.

                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule (EDGAR filing only)

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended March 31, 1998.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VULCAN MATERIALS COMPANY



Date        May 13, 1998               /s/ E. A. Khan
                                       E. A. Khan
                                       Controller


                                       /s/ P. J. Clemens, III
                                       P. J. Clemens, III
                                       Executive Vice President -
                                       Finance and Administration