Form 10-Q
period 1998-06-30
VULCAN MATERIALS CO
filed 1998-07-30
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

                                 (Mark One)


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998

                                         OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from     _____ to _____

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares outstanding
          Class                                         at June 30, 1998
Common Stock, $1 Par Value                                  33,702,390


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1998

                                  Contents


                                                                      Page No.
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Balance Sheets                   1
                   Condensed Consolidated Statements of Earnings           2
                   Condensed Consolidated Statements of Cash Flows         3
                   Notes to Condensed Consolidated Financial Statements    4

         Item 2.   Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                  6

PART II     OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders    15
         Item 5.   Other Information                                      16
         Item 6.   Exhibits and Reports on Form 8-K                       16


SIGNATURES                                                                17

                            PART I.  FINANCIAL INFORMATION
       Item 1.  Financial Statements

                       VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS*
                                 (Amounts in thousands)

                                                              June 30,  December 31,     June 30,
                       ASSETS                                     1998          1997         1997
Current assets
  Cash and cash equivalents..............................   $   65,104    $  128,566   $   34,696
  Accounts and notes receivable, less allowance for
   doubtful accounts: June 30, 1998, $8,053; Dec. 31,
   1997, $7,548; June 30, 1997, $7,639...................      270,459       199,750      233,141
  Inventories:
    Finished products....................................      104,460        90,118       90,798
    Raw materials........................................       11,767        10,865       12,210
    Products in process..................................        1,199           617          897
    Operating supplies and other.........................       30,194        30,759       30,626
         Total inventories...............................      147,620       132,359      134,531
  Deferred income taxes..................................       20,277        21,385       22,585
  Prepaid expenses.......................................        6,188         5,072        4,415
         Total current assets............................      509,648       487,132      429,368
Investments and long-term receivables....................       67,373        63,482       61,451
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: June 30,
  1998, $1,339,677; Dec. 31, 1997, $1,311,781; June 30,
  1997, $1,280,568.......................................      842,313       808,419      801,476
Deferred charges and other assets........................      123,763        90,213       93,018
         Total...........................................   $1,543,097    $1,449,246   $1,385,313

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations............   $    5,411    $    5,408   $    5,071
  Notes payable..........................................        2,385         3,654        3,186
  Trade payables and accruals............................      120,198       112,547      115,106
  Other current liabilities..............................       95,812        86,087      108,816
         Total current liabilities.......................      223,806       207,696      232,179
Long-term obligations....................................       76,879        81,931       80,588
Deferred income taxes....................................       94,701        88,720       89,405
Other noncurrent liabilities.............................       89,234        79,402       72,916
Shareholders' equity.....................................    1,058,477       991,497      910,225
         Total...........................................   $1,543,097    $1,449,246   $1,385,313

* Balance sheets as of June 30 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.


                   VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (Amounts and shares in thousands, except per share data)

                                                   Three Months Ended      Six Months Ended
                                                        June 30*              June 30*
                                                      1998       1997       1998       1997
Net sales........................................ $465,825   $445,072   $824,788   $786,430
Cost of goods sold...............................  318,925    308,593    588,407    573,837
Gross profit on sales............................  146,900    136,479    236,381    212,593
Selling, administrative and general expenses.....   46,940     47,765     93,668     91,661
Other operating costs............................    1,876        902      4,244      1,766
Other income, net................................    6,283      8,239     22,175     11,475
Earnings before interest
  expense and income taxes.......................  104,367     96,051    160,644    130,641
Interest expense.................................    1,559      1,712      3,506      3,479
Earnings before income taxes.....................  102,808     94,339    157,138    127,162
Provision for income taxes.......................   32,778     31,575     50,598     42,472
Net earnings .................................... $ 70,030   $ 62,764   $106,540   $ 84,690

Basic earnings per share .........................   $2.07      $1.86      $3.16      $2.50
Diluted earnings per share ......................    $2.05      $1.83      $3.12      $2.47

Average common shares outstanding
 (in thousands)..................................   33,716     33,776     33,665     33,907

Average common shares outstanding
 assuming dilution (in thousands).................  34,170     34,202     34,112     34,308

Cash dividends per share of common stock.........   $0.520     $0.470     $1.040     $0.940

Depreciation, depletion and amortization
  deducted above.................................  $32,684    $29,291    $63,872    $57,894

Effective tax rate...............................    31.9%      33.5%      32.2%      33.4%

* Unaudited

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.


                    VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts in thousands)

                                                                   Six Months Ended
                                                                        June 30*
                                                                    1998        1997
Operations
Net earnings ...............................................    $106,540     $84,690
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Depreciation, depletion and amortization................      63,872      57,894
    Increase in assets before effects of
      business acquisitions.................................     (81,549)    (51,413)
    Increase in liabilities before effects of
      business acquisitions.................................      17,199      40,558
    Other, net..............................................       5,528       8,096
       Net cash provided by operations......................     111,590     139,825

Investing Activities
Purchases of property, plant and equipment..................     (94,489)    (95,307)
Payment for business acquisitions (net of acquired cash)....      (5,704)     (1,441)
Cash escrow held for future property purchase...............     (12,588)          -
Proceeds from sale of property, plant and equipment.........      23,838       9,081
       Net cash used for investing activities...............     (88,943)    (87,667)

Financing Activities
Net payment - commercial paper and bank lines of credit.....      (6,319)     (5,103)
Purchases of common stock...................................     (44,704)    (31,277)
Dividends paid..............................................     (35,086)    (31,898)
       Net cash used for financing activities...............     (86,109)    (68,278)

Net decrease in cash and cash equivalents...................     (63,462)    (16,120)
Cash and cash equivalents at beginning of year..............     128,566      50,816
Cash and cash equivalents at end of period..................    $ 65,104     $34,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized)..................    $  3,922     $ 3,665
      Income taxes..........................................      36,777      15,572


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
      Liab. and long-term debt assumed in business acq......    $  1,456           -
      Fair value of stock issued in business acq............      34,568           -

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

    In the quarter ended June 30, 1998, the Company acquired various operations whose total cost was approximately $36.8 million. These transactions were accounted for as purchases. The pro forma effect of these transactions is not presented because the impact on the Company's financial statements is not material.

2.  Effective Tax Rate

    In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

3.  New Accounting Standards

    In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130) and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information"
    (FAS 131). These pronouncements were required to be adopted for years beginning after December 15, 1997. There was no material impact on the Company's financial reporting resulting from the adoption of SFAS 130. SFAS 131 requires the Company to adopt its segment reporting provisions to interim reporting in 1999. The Company does not expect a material impact on its financial reporting from the adoption of SFAS 131.

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

4.  Accounting Policies for Certain Derivative Instruments

    The Company does not actively trade or speculate in derivative instruments. Commodity swap contracts are used to reduce fluctuations in prices for natural gas. The fair market values for such swaps purchased and outstanding as of June 30, 1998 and December 31, 1997, were not material.

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


Year 2000 Issue

The Company's Year 2000 Project Management Office has established teams at each major location to assess the Year 2000 compliance status of computer hardware and network equipment, computer software, production equipment and instrumentation, key customers and key suppliers. Additionally, a company-wide awareness process has been established and implemented. Requests for compliance information from outside interested parties are being appropriately handled.

The Company presently believes that with planned modifications to existing software, conversions to new software, and modifications to or replacement of existing microprocessor-controlled equipment, the Year 2000 issue will not pose significant operational problems. Despite our efforts, there can be no guarantee that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner. Although at this time it is not possible to reasonably estimate the cost of compliance, based on our Year 2000 Project Management Office's findings, the Company believes that the cost to resolve this issue will not have a material impact on earnings.


                            RESULTS OF OPERATIONS

Second Quarter 1998 as Compared with Second Quarter 1997

Vulcan's sales, net earnings and earnings per share were at record levels for the second quarter. Net earnings were $70.0 million, or $2.05 per share (diluted), as compared with 1997 earnings and earnings per share of $62.8 million and $1.83, respectively. Net earnings and earnings per share were both 12% higher than comparable 1997 results.

Sales in the second quarter of 1998 were $465.8 million, up 5% from last year's total of $445.1 million. The segment detail of that increase is as follows (amounts in millions):
                                                 Second Quarter Sales
                                                                   Increase
                                             1998         1997    (Decrease)

         Construction Materials            $308.7       $286.4       $22.3
         Chemicals                          157.1        158.7        (1.6)
            Total                          $465.8       $445.1       $20.7

Second quarter Construction Materials sales were up 8% from last year's second quarter total. Shipments of crushed stone increased 6%. Excluding the impact of freight to remote distribution yards, the average sales price of crushed stone increased 5%. Chemicals sales declined slightly from last year's second quarter. Improving prices for caustic soda were more than offset by weaker demand for chlorine, some chlorinated derivatives and certain Performance Systems products.

Earnings before interest expense and income taxes were $104.4 million as compared to $96.1 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):


                                            Second Quarter Earnings Before
                                           Interest Expense and Income Taxes
                                                                   Increase
                                             1998         1997    (Decrease)

         Construction Materials            $ 87.6        $74.4       $13.2
         Chemicals                           16.1         21.5        (5.4)
            Segment earnings *              103.7         95.9         7.8
         Interest income, etc.                 .7           .2          .5
              Total                        $104.4        $96.1       $ 8.3

               * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported record second quarter earnings of $87.6 million, up 18% from 1997 earnings of $74.4 million. The increase reflects the effects of higher crushed stone shipments and prices, slightly offset by increased costs. The Chemicals segment recorded second quarter earnings of $16.1 million as compared with earnings of $21.5 million in 1997. The current results were adversely impacted by the weaker demand for chlorine, some chlorinated derivatives and certain Performance Systems products, whereas the prior year results included a $2.6 million pretax gain referable to the sale of the Company's chlorine cylinder repackaging business.

Selling, administrative and general expenses of $46.9 million decreased 2% from the 1997 second quarter level. This decrease reflects mainly the effect of lower accruals for stock-based incentive compensation costs.

Other income, net of other charges, was $6.3 million, down $1.9 million from the second quarter of 1997. This reduction was primarily due to the prior year gain referable to the sale of the Company's chlorine cylinder repackaging business.

The effective tax rate for the quarter was 31.9%, down from last year's second quarter rate of 33.5%. The decrease reflects principally adjustments referable to tax audits for prior years.

Year-to-Date Comparisons as of June 30, 1998 and June 30, 1997

Vulcan's sales, net earnings and earnings per share were at record levels for the first half of 1998. Net earnings were $106.5 million, or $3.12 per share (diluted), as compared with 1997 earnings and earnings per share of $84.7 million and $2.47. Net earnings and earnings per share were both up 26% from comparable 1997 results.

Sales of $824.8 million for the first six months of 1998 increased 5% from the first half 1997 total of $786.4 million. Sales of the segments are summarized as follows (amounts in millions):

                                                Sales for the Six Months
                                                      Ended June 30
                                             1998         1997     Increase

         Construction Materials            $502.0       $473.6       $28.4
         Chemicals                          322.8        312.8        10.0
            Total                          $824.8       $786.4       $38.4

Construction Materials sales were up 6% over 1997. Crushed stone shipments increased over 3%, while prices, exclusive of freight to distribution yards, increased 5%. Chemicals sales increased 3% as improving prices for caustic soda offset the weaker demand for chlorine, some chlorinated derivatives and certain Performance System products.

First half earnings before interest expense and income taxes were $160.6 million, up 23% from the 1997 result. Segment detail is shown below (amounts in millions):

                                            Earnings Before Interest Expense
                                                and Income Taxes for the
                                                Six Months Ended June 30
                                                                   Increase
                                             1998         1997    (Decrease)

         Construction Materials            $120.0       $ 90.1       $29.9
         Chemicals                           38.5         39.8        (1.3)
            Segment earnings *              158.5        129.9        28.6
         Interest income, etc.                2.1           .7         1.4
               Total                       $160.6       $130.6       $30.0

               * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported earnings of $120.0 million as compared with earnings of $90.1 million for the first half of 1997. This $29.9 million increase included $11.3 million referable to first quarter 1998 special items: gains from asset sale of $12.5 million offset somewhat by additional reserves for environmental and related costs of $1.2 million.
The remaining increase was due primarily to the effects of higher crushed stone shipments and prices, slightly offset by increased costs. Year-to-date June earnings for the Chemicals' segment of $38.5 million were $1.3 million under the prior year's results. Current year results were adversely impacted by a $3.7 million charge for additional reserves for environmental and related costs, whereas the prior year results included the aforementioned $2.6 million pretax gain from the sale of the Company's chlorine cylinder repackaging business. These factors were somewhat mitigated by the increase in caustic soda pricing.

Selling, administrative and general expenses reflected a 2% increase when compared to the first half of 1997.

The effective tax rate for the period was 32.2%, down from last year's rate of 33.4%. This decrease reflects principally adjustments referable to tax audits for prior years.

On July 21, 1998, Donald M. James, Chairman and Chief Executive Officer of Vulcan, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

       "Our second quarter results reflect the continued strength of the U.S. economy and our position as the leading provider of construction aggregates.

       "The recent passage of the TEA-21 Highway Re-Authorization Bill is expected to provide a solid underpinning for the aggregates business over the next six years. Compared to the previous Act, average annual federal highway spending is expected to be up 44 percent in the U.S. and 55 percent in Vulcan-served states. Highways account for approximately 35 percent of Vulcan's stone shipments, 30 percent of which is referable to federal highway spending. As a result, the boost in federal highway spending alone would be expected to increase average annual stone demand by 5 to 6 percent over fiscal 1997. In the past, increases in federal spending have been matched by similar increases in state highway spending but with a lag. The impact of state matching will depend on the amount and timing of matching as well as the states' administration of highway programs. Assuming that states match at historical levels, we believe that in the markets we serve, TEA-21 will increase average annual stone demand by 8 to 10 percent over fiscal 1997.

       "Vulcan's Construction Materials segment achieved an outstanding second quarter. Crushed stone shipments exceeded 1997's record second quarter levels by almost 6 percent despite relatively unfavorable weather conditions in April and May. In addition, crushed stone prices for the quarter were 5 percent above the second quarter of 1997. In the second quarter we completed the acquisition of four stone quarries. Efforts also continued toward opening two greenfield quarries, both of which are expected to be operating in the next two to three months. We also continued to upgrade existing facilities to meet growing demand. We will continue to invest in this segment in order to capitalize on the favorable outlook for the industry. Based on our current outlook, we believe that the Construction Materials segment will achieve record results in the second half as well as the full year 1998.

       "Chemicals segment's second quarter sales were slightly below last year while earnings fell 25 percent. When adjusted for a prior period gain on sale of assets, earnings were down 15 percent. Gains in caustic soda pricing were not sufficient to offset the decline in demand for chlorine and some chlorinated derivatives. In addition, the Company's Performance Systems Business Unit has been adversely affected by weaknesses in the pulp and paper and textile sectors and margins are not yet at anticipated levels. The current Asian financial crisis appears to be a contributing factor to weaker demand for chlorine and certain Performance Systems products. Taking all of the above into account and recognizing that it is difficult to project chloralkali pricing in this environment, we currently expect Chemicals' results for the full year to approximate last year's results.

       "If our outlooks for both segments hold up, we should report record net earnings and earnings per share for the Company for the second half of 1998 as well as for the full year."


                  LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $229.5 million at June 30, 1998, 42% above the 1997 year-end amount of $161.3 million. Higher receivables and inventories, due primarily to seasonal build-ups in the Construction Materials segment, were only partially offset by higher accrued liabilities. Working capital at June 30, 1998 increased 34% from the same date last year due to higher receivables and inventories and a reduction in current liabilities due primarily to lower accrued income taxes.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.3 as of June 30, 1998. This compares to the 2.3 ratio at year-end 1997 and a 1.8 ratio at June 30, 1997.

Cash Flows

First half net cash provided by operations totaled $111.6 million, down from the $139.8 million generated in the same period last year. This decrease reflects greater working capital requirements somewhat offset by higher earnings. Cash used for investing activities was $88.9 million, as compared with the 1997 total of $87.7 million.
Net cash used for financing activities totaled $86.1 million, up from the 1997 amount of $68.3 million. The increase reflects lower net borrowings and higher dividends and purchases of common stock.

Property Additions

Property additions in the first half of 1998 totaled $108.4 million as compared with $99.4 million in the first half of last year.

Short-term Borrowings

Short-term borrowings as of June 30, 1998 and 1997 consisted of notes payable to banks totaling $2.4 million and $3.2 million, respectively.


Long-term Obligations

As of June 30, 1998, long-term obligations were 5.8% of long-term capital and 7.3% of shareholders' equity. The corresponding 1997 percentages were 7.0% and 8.9%.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 419,900 shares of common stock were purchased in the first half of 1998 at a total cost of $44.7 million, equal to an average price of $106.46 per share. In the first six months of 1997, 496,056 shares were purchased at a total cost of $31.3 million, or $63.05 per share.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of the Company was held on May 8, 1998 (the "Annual Meeting"). The following matters were acted upon by the shareholders of the Company at the Annual Meeting at which 29,871,901 shares of Common Stock were present in person or by proxies.

          1. Election of Directors. Four persons were nominated by the Board of Directors of the Company for the election of directors of the Company. D. J. McGregor, D. B. Rice and
               O. R. Smith were nominated each to hold office for a three year term expiring at the 2001 Annual Meeting of Shareholders, and J. K. Greene was nominated for a two year term expiring in the year 2000. Each nominee was elected. The votes were cast as follows:

                                             Number of Shares of Common Stock
                                             Voted For          Vote Withheld

               J. K. Greene                  29,714,371            157,530
               D. J. McGregor                29,699,860            172,041
               D. B. Rice                    29,702,445            169,456
               O. R. Smith                   29,685,318            186,583

               The six directors whose terms of office continue after the Annual Meeting are: M. H. Antonini, J. V. Napier,
               L. D. DeSimone, D. M. James, A. D. McLaughlin and
               H. A. Sklenar.

          2.   Ratification of Appointment of Independent Accountants.
               A resolution proposed by the Board of Directors of the Company that the shareholders ratify the action of the Board of Directors in selecting and appointing Deloitte & Touche LLP as independent accountants for the Company for the year ending December 31, 1998, was submitted to, and voted upon by, the shareholders of the Company. There were 29,761,476 shares of Common Stock voted in favor of, and 48,907 shares of Common Stock voted against, said resolution. The holders of 61,518 shares of Common Stock abstained. There were no "broker non-votes." The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of Deloitte & Touche LLP as the independent accountants for the Company for 1998 was ratified by the shareholders.

ITEM 5.   OTHER INFORMATION

          The Securities and Exchange Commission (the "SEC") has amended recently its Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to certain shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. In order to provide shareholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Shareholders, the Company hereby notifies all shareholders of the Company that after February 13, 1999, any shareholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(e).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K on June 25, 1998.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VULCAN MATERIALS COMPANY


Date     July 30, 1998         /s/ E. A. Khan
                               E. A. Khan
                               Controller

                               /s/ P. J. Clemens, III
                               P. J. Clemens, III
                               Executive Vice President -
                               Finance and Administration