Form 10-Q
period 1998-09-30
VULCAN MATERIALS CO
filed 1998-10-29
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

                                 (Mark One)

x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Shares outstanding
       Class                                 at September 30, 1998
  Common Stock, $1 Par Value                        33,523,945


                          VULCAN MATERIALS COMPANY

                                  FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1998

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


                            PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                       VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS*
                                 (Amounts in thousands)

                                                         September 30,   December 31,   September 30,
               Assets                                             1998           1997            1997
Current assets
  Cash and cash equivalents...............................  $  110,441    $   128,566      $   61,780
  Accounts and notes receivable, less allowance for
   doubtful accounts: Sep. 30, 1998, $8,006; Dec. 31,
   1997, $7,548; Sep. 30, 1997, $7,707....................     279,933        199,750         255,508
  Inventories:
    Finished products.....................................      94,073        90,118           80,107
    Raw materials.........................................      11,335        10,865           11,390
    Products in process...................................       1,250           617              659
    Operating supplies and other..........................      32,374        30,759           31,295
         Total inventories................................     139,032       132,359          123,451
  Deferred income taxes...................................      21,413        21,385           21,800
  Prepaid expenses........................................       7,777         5,072            6,564
         Total current assets.............................     558,596       487,132          469,103
Investments and long-term receivables.....................      67,969        63,482           63,106
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization: Sep. 30,
  1998, $1,358,144; Dec. 31, 1997, $1,311,781; Sep. 30,
  1997, $1,292,844........................................     850,531       808,419          793,401
Deferred charges and other assets.........................     113,146        90,213           84,065
         Total............................................  $1,590,242    $1,449,246       $1,409,675

         Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term obligations.............  $    5,434    $    5,408       $    5,071
  Notes payable...........................................       2,285         3,654            4,477
  Trade payables and accruals.............................     104,825       112,547          113,447
  Other current liabilities...............................      92,639        86,087           84,930
         Total current liabilities........................     205,183       207,696          207,925
Long-term obligations.....................................      76,599        81,931           80,721
Deferred income taxes.....................................      97,533        88,720           88,248
Other noncurrent liabilities..............................      99,627        79,402           74,719
Shareholders' equity......................................   1,111,300       991,497          958,062
         Total............................................  $1,590,242    $1,449,246       $1,409,675


*Balance sheets as of September 30 are unaudited.

The accompanying Notes to Condensed Consolidated Financial
  Statements are an integral part of these statements.



                         VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (Amounts and shares in thousands, except per share data)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30*              September 30*
                                                     1998        1997          1998          1997

Net sales.....................................   $509,465    $477,854    $1,334,253    $1,264,285
Cost of goods sold............................    334,121     330,901       922,528       904,738
Gross profit on sales.........................    175,344     146,953       411,725       359,547
Selling, administrative and general expenses..     47,074      50,512       140,742       142,173
Other operating costs.........................      1,992       1,441         6,236         3,206
Other income, net.............................      5,857       7,271        28,032        18,744
Earnings before interest
  expense and income taxes....................    132,135     102,271       292,779       232,912
Interest expense..............................      1,622       1,773         5,128         5,252
Earnings before income taxes..................    130,513     100,498       287,651       227,660
Provision for income taxes....................     40,587      27,192        91,185        69,664
Net earnings .................................   $ 89,926    $ 73,306    $  196,466    $  157,996

Basic earnings per share .....................      $2.68       $2.16         $5.84         $4.66
Diluted earnings per share ...................      $2.64       $2.14         $5.76         $4.61

Average common shares outstanding
 (in thousands)...............................     33,616      33,811        33,648        33,875

Average common shares outstanding
 assuming dilution (in thousands).............     34,039      34,276        34,087        34,301

Cash dividends per share of common stock......     $0.520      $0.470        $1.560        $1.410

Depreciation, depletion and amortization
  deducted above..............................    $34,598     $32,202      $102,479       $94,258

Effective tax rate............................      31.1%       27.1%         31.7%         30.6%

* Unaudited

The accompanying Notes to Condensed Consolidated Financial
   Statements are an integral part of these statements.


              VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)


                                                             Nine Months Ended
                                                               September 30*
                                                                1998       1997

Operations
Net earnings .............................................  $196,466   $157,996
Adjustments to reconcile net earnings to net cash
  provided by operations:
    Depreciation, depletion and amortization...............  102,479     94,258
    Increase in assets before effects of
      business acquisitions................................  (86,089)   (64,064)
    Increase in liabilities before effects of
      business acquisitions................................    4,578     17,381
    Other, net.............................................    7,594     15,842
       Net cash provided by operations.....................  225,028    221,413

Investing Activities
Purchases of property, plant and equipment................. (139,628)  (130,451)
Payment for business acquisitions (net of acquired cash)...   (5,715)    (1,443)
Proceeds from sale of property, plant and equipment........   26,490     14,145
       Net cash used for investing activities.............. (118,853)  (117,749)

Financing Activities
Net borrowings(payment) -
   comm. paper and bank lines of credit                       (1,369)     1,188
Payment of short-term debt.................................   (5,184)         -
Payment of long-term debt..................................     (165)    (5,000)
Purchases of common stock..................................  (65,003)   (41,096)
Dividends paid.............................................  (52,579)   (47,792)
       Net cash used for financing activities.............. (124,300)   (92,700)

Net increase (decrease) in cash and cash equivalents.......  (18,125)    10,964
Cash and cash equivalents at beginning of year.............  128,566     50,816
Cash and cash equivalents at end of period................. $110,441   $ 61,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized)................. $  4,292   $  3,943
      Income taxes.........................................   86,549     70,712


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
      Liab. and long-term debt assumed in business acq.....  $ 1,456     $    7
      Fair value of stock issued in business acq...........   34,568          -

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

       In the quarter ended June 30, 1998 the Company acquired various operations whose total cost was approximately $36.8 million. These transactions were accounted for as purchases. The pro forma effect of these transactions is not presented because the impact on the Company's financial statements is not material.

2.     Effective Tax Rate

       In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

3.     New Accounting Standards

       In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130) and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). These pronouncements were required to be adopted for years beginning after December 15, 1997. There was no material impact on the Company's financial reporting resulting from the adoption of SFAS 130. SFAS 131 requires the Company to also adopt its segment reporting provisions to interim reporting in 1999. The Company does not expect a material impact on its financial reporting from the adoption of SFAS 131.

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

4.     Accounting Policies for Certain Derivative Instruments

       The Company does not actively trade or speculate in derivative instruments. Commodity swap contracts are used to reduce fluctuations in prices for natural gas. The fair market values for such swaps purchased and outstanding as of September 30, 1998 and December 31, 1997, were not material.


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


Year 2000 Issue

Vulcan recognizes the importance of year 2000 issues and has made resolution of these issues a priority by creating a Year 2000 Project Management Office with the authority and resources to address this issue. The Company's Year 2000 Plan includes five stages - pre-project, planning, preparation, implementation, and transition -- which will overlap to a significant degree. The Year 2000 Project Management Office has organized teams at each major location to research Year 2000 compliance status, implement appropriate solutions, and conduct testing of computer hardware and network equipment, computer software, production equipment and instrumentation, and to assist in identifying key customers and key suppliers. The Company is currently in the planning, preparation, and implementation stages, assessing internal and business partner status while continuing to implement necessary changes. The Company has received some information concerning the Year 2000 status of critical suppliers, and has solicited information from all significant suppliers and selected customers. The Company anticipates receiving responses during the fourth quarter of 1998 that will indicate the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company plans to have implemented corrections to internal systems that are critical to its operations no later than the end of the second quarter of 1999. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt the Company's operations in a material manner.

The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $5.0 million. This preliminary estimate is based on presently available information and will be updated as the Company finalizes its assessment and continues with implementation. In particular, the estimate may need to be increased once the Company has received feedback from suppliers and formulated its contingency plan. We expect our business partner readiness assessment to be completed in April of 1999.

Management believes that the Company's Year 2000 Plan will resolve the issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In particular, if third party providers, due to the Year 2000 issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers, then any such failure could have a material adverse effect on the business operations and financial performance of the Company. The amount of potential liability and lost revenue has not been estimated.

Contingency plans will be finalized in the first quarter of 1999. Most of calendar year 1999 has been reserved for the final review of all external interfaces, continued testing of internal systems, and rehearsal of contingency plans.


RESULTS OF OPERATIONS

Third Quarter 1998 as Compared with Third Quarter 1997

Vulcan's sales, net earnings and earnings per share were at record levels for the third quarter. Net earnings were $89.9 million, or $2.64 per share (diluted), as compared with 1997 earnings and earnings per share of $73.3 million and $2.14, respectively. Net earnings and earnings per share were 23% higher than last year.

Third quarter sales in 1998 were $509.5 million, up 7% from last year's total of $477.9 million. The segment detail of that increase is as follows (amounts in millions):

                                               Third Quarter Sales
                                                                  Increase
                                            1998         1997    (Decrease)

       Construction Materials             $352.2       $319.4       $32.8
       Chemicals                           157.3        158.5        (1.2)
            Total                         $509.5       $477.9       $31.6

Third quarter Construction Materials sales were up 10% from last year's third quarter total. Shipments of crushed stone increased 8%. Excluding the impact of freight to remote distribution yards, the average sales price of crushed stone increased 4%. Chemicals' sales were marginally below last year's level as improving prices for caustic soda were more than offset by weaker demand for chlorine and certain chlorinated derivatives.

Earnings before interest expense and income taxes were $132.1 million as compared to $102.3 million in the same period last year. The segment detail of this result is shown in the following summary (amount in millions):

                                           Third Quarter Earnings Before
                                         Interest Expense and Income Taxes

                                            1998         1997     Increase

       Construction Materials             $112.3       $ 83.5       $28.8
       Chemicals                            19.0         18.2          .8
          Segment earnings *               131.3        101.7        29.6
       Interest income, etc.                  .8           .6          .2
            Total                         $132.1       $102.3       $29.8

              * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported record third quarter earnings of $112.3 million, up 35% from 1997 earnings of $83.5 million. In addition to the effect of higher crushed stone prices and volume, earnings also benefited from lower operating costs and higher earnings from other products and services. Earnings for the quarter were 38% above last year after excluding a $1.8 million gain on the sale of assets in 1998 and a $3.4 million gain on the sale of a business in 1997. The Chemicals segment recorded third quarter earnings of $19.0 million, up 5% from last year's third quarter earnings of $18.2 million. This increase reflects the impact of higher caustic soda prices and lower raw materials costs more than offsetting the effects of weaker demand for chlorine and chlorinated derivatives and lower earnings for Performance Systems.

Selling, administrative and general expenses of $47.1 million decreased 7% from the 1997 third quarter level. This reflects principally lower accruals for stock-based incentive compensation costs, charitable contributions, and legal and administrative expenses.

Other income, net of other charges, was $5.9 million, down from the $7.3 million for the third quarter of 1997. This reduction was due primarily to the larger aforementioned gain the Construction Materials segment realized in 1997 on the sale of a business versus the 1998 gain on the sale of assets.

The effective tax rate for the quarter was 31.1%, up from last year's third quarter rate of 27.1%. The increase reflects principally lower adjustments referable to tax audits for prior years.


Year-To-Date Comparisons as of September 30, 1998 and September 30, 1997

Vulcan's sales, net earnings and earnings per share were at record levels for the first nine months of 1998. Net earnings were $196.5 million, or $5.76 per share (diluted), as compared with 1997 earnings and earnings per share of $158.0 million and $4.61. Net earnings and earnings per share were up 24% and 25%, respectively, from comparable 1997 results.

Sales of $1,334 million for the first nine months of 1998 increased 5.5% from the 1997 total of $1,264 million. Sales of the segments are summarized as follows (amounts in millions):

                                             Sales for the Nine Months
                                                Ended September 30

                                            1998         1997     Increase
       Construction Materials           $  854.2     $  793.0       $61.2
       Chemicals                           480.1        471.3         8.8
           Total                        $1,334.3     $1,264.3       $70.0

Construction Materials sales were up 8% over 1997. Crushed stone shipments increased 5%, while prices, exclusive of freight to distribution yards, increased 4%. Chemicals sales increased nearly 2% as improving prices for caustic soda and acid and higher demand for certain Performance System products more than offset the weaker demand in certain chloralkali products.

Pretax earnings for the first nine months of 1998 and 1997 included $2.9 million and $1.5 million, respectively, of reserves related to certain liabilities associated with the Company's discontinued Metals business. No additional charges are expected. Consistent with the Company's past practice for segment reporting these charges have been allocated to the existing segments.

Earnings before interest expense and income taxes were $292.8 million for the first nine months of 1998, a 26% increase from 1997. Segment detail is shown below (amounts in millions):

                                          Earnings Before Interest Expense
                                              and Income Taxes for the
                                           Nine Months Ended September 30

                                                                  Increase
                                            1998         1997    (Decrease)
               Construction Materials     $232.3       $173.6       $58.7
               Chemicals                    57.5         57.9         (.4)
                  Segment earnings *       289.8        231.5        58.3
               Interest income, etc.         3.0          1.4         1.6
                      Total               $292.8       $232.9       $59.9

              * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported earnings of $232.3 million up 34% from the $173.6 million for the first nine months of 1997. This $58.7 million increase included $9.9 million referable to the net effect of special items, as follows: increased gains from asset sales of $10.8 million offset somewhat by additional reserves for environmental and related costs of $.9 million. Excluding these special items, Construction Materials earnings increased 29% due primarily to the effects of higher crushed stone prices and volume, as well as lower operating costs and higher earnings from other products and services. Year-to-date September earnings for the Chemicals' segment of $57.5 million were less than 1% below the prior year's results. Current year results were adversely impacted by a $4.0 million charge for additional reserves for environmental and related costs, whereas the prior year results included a $2.6 million pretax gain from the sale of the Company's chlorine cylinder repackaging business and only $.5 million referable to additional reserves for environmental and related costs. Excluding these special items, the Chemicals' segment earnings increased 10% as compared to year-to-date September, 1997. This improvement resulted primarily from the improving caustic soda pricing and lower raw materials costs.

Selling, administrative and general expenses reflected a 1% decrease from the 1997 level with the lower accruals for stock based incentives offsetting the higher accruals for performance based incentives.

The provision for income taxes during the first nine months was $91.2 million as compared with 1997's provision of $69.7 million, reflecting a substantial increase in pretax earnings and to a lesser extent an increase in the effective tax rate. The effective tax rate for the period was 31.7%, up 1.1% from last year's rate of 30.6%. The increase reflects principally lower adjustments referable to tax audits for prior years.

On October 19, 1998, Donald M. James, Chairman and Chief Executive Officer of Vulcan, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

       "Vulcan's third quarter results reflect the continued strength of our markets and the vitality of our businesses.

       "In the third quarter, our Construction Materials segment capitalized on strong demand and operating efficiencies. Crushed stone shipments exceeded 1997's record third quarter levels by nearly 8 percent. In addition, crushed stone prices for the quarter were 4 percent above the third quarter of 1997. Our recent investments in facilities have also enabled us to meet the growing demand while continuing to reduce production costs.
       Based on our current outlook, we believe that Construction Materials may set another earnings record in the fourth quarter, completing a superb year. We are well positioned to benefit from increased spending for highways under the TEA-21 Highway Reauthorization Bill which should begin to impact our results in 1999. Additional profitable investment in Construction Materials continues to be a priority for us.

       "Chemicals' third quarter earnings were up 5 percent on slightly lower sales. Gains in caustic soda pricing and lower raw materials costs more than offset the decline in demand for chlorine and certain chlorinated derivatives resulting from the Asian financial crisis. Despite difficult global market conditions, year-to-date earnings are on par with the prior year's results. Full year earnings for Chemicals are expected to equal or be slightly below last year's level.

       "We are confident that 1998 will be our fourth consecutive year of record earnings."


                       LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital exclusive of debt and cash items totaled $252.9 million at September 30, 1998, 57% above the 1997 year-end amount of $161.3 million. Working capital requirements were increased by higher receivables and inventories and lower accrued liabilities. Working capital at September 30, 1998 increased 20% from the same date last year as higher receivables and inventories were augmented by lower accrued liabilities.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.7 as of September 30, 1998. This compares to the 2.3 ratio at both year-end 1997 and September 30, 1997.

Cash Flows

Net cash provided by operations during the first nine months totaled $225.0 million, up slightly from the $221.4 million generated in the same period last year. The increase reflects higher earnings and depreciation, depletion and amortization, somewhat offset by the higher working capital requirements.
Cash used for investing activities was $118.9 million, as compared with the 1997 total of $117.8 million. This small increase reflects higher capital spending mostly offset by higher proceeds from asset sales. Net cash used for financing activities totaled $124.3 million, up from the 1997 amount of $92.7 million. The increase reflects higher purchases of common stock, higher dividends and lower net borrowings.

Property Additions

Property additions in the first nine months of 1998 totaled $150.6 million as compared with $133.0 million in the same period last year.

Short-term Borrowings

Short-term borrowings as of September 30, 1998 and 1997 consisted of notes payable to banks totaling $2.3 million and $4.5 million, respectively.

Long-term Borrowings

As of September 30, 1998, long-term obligations were 5.5% of long-term capital and 6.9% of shareholders' equity. The corresponding 1997 percentages were 6.7% and 8.4%.

Common Stock Transactions

Pursuant to the Company's common stock purchase program, 610,700 shares of common stock were purchased in the first nine months of 1998 at a total cost of $65.0 million, equal to an average price of $106.44 per share. In the first nine months of 1997, 608,356 shares were purchased at a total cost of $41.1 million, or $67.55 per share.


                         PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (EDGAR filing only)

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K on October 19, 1998 pursuant to which the Company reported under item 5 the adoption of a Shareholder Rights Plan and declared a dividend distribution of preference share purchase rights.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VULCAN MATERIALS COMPANY

Date    October 29, 1998           /s/ E. A. Khan
                                   E. A. Khan
                                   Controller


                                   /s/ W. F. Denson, III
                                   W. F. Denson, III
                                   Sr. Vice President - Law and Secretary