Form 10-K
period 1998-12-31
VULCAN MATERIALS CO
filed 1999-03-19
CIK 103973

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                          -----------------
                                                        OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   1-4033
                         ------

                            VULCAN MATERIALS COMPANY
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                                                                      63-0366371
---------------------------------------------------------------                  -------------------------------------------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

  1200 URBAN CENTER DRIVE, BIRMINGHAM, ALABAMA                                                     35242
---------------------------------------------------------------                  -------------------------------------------
    (Address of principal executive offices)                                                    (Zip Code)

Registrant's telephone number, including area code (205) 298-3000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                                         Name of each exchange on
                  Title of each class                                                        which registered

                  COMMON STOCK, $1 PAR VALUE                                             NEW YORK STOCK EXCHANGE
----------------------------------------------------------                      -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES AS OF FEBRUARY 26, 1999: $4,480,489,356

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $1.00 PAR VALUE, AS OF FEBRUARY 26, 1999: 100,852,569 SHARES*

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

(2) Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 14, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

*Adjusted to reflect a three-for-one stock split which was effected on March 10, 1999.

--------------------------------------------------------------------------------

                            VULCAN MATERIALS COMPANY
         CROSS REFERENCE SHEET FOR DOCUMENTS INCORPORATED BY REFERENCE

                                                     HEADING IN ANNUAL REPORT                            PAGE IN
               FORM 10-K                                 TO SHAREHOLDERS FOR                              ANNUAL
                ITEM NO.                            YEAR ENDED DECEMBER 31, 1998                          REPORT

1.   Business (Financial Results by         Segment Financial Data for the 3 Years Ended
      Business Segments)                      December 31, 1998-Note 12, Segment Data                     53-54
                                            Note 14, Acquisitions                                            55

3.   Legal Proceedings                      Note 10, Other Commitments and Contingent Liabilities            53

7.   Management's Discussion and            Management's Discussion and Analysis of Results of
      Analysis of Financial Condition          Operations and Financial Condition                         41-45
      and Results of Operations
                                            Financial Terminology                                            65

7A.  Quantitative and Qualitative           Management's Discussion and Analysis of Results of
       Disclosures About Market Risk          Operations and Financial Condition                          44-45

8.   Financial Statements and               Consolidated Statements of Earnings                              37
      Supplementary Data                    Consolidated Balance Sheets                                      38
                                            Consolidated Statements of Cash Flows                            39
                                            Consolidated Statements of Shareholders' Equity                  40
                                            Notes to Consolidated Financial Statements                    46-55
                                            Management's Responsibility for Financial Reporting
                                               and Internal Control                                          36
                                            Independent Auditors' Report                                     36
                                            Net Sales, Net Earnings and Earnings Per Share
                                              Quarterly Financial Data for Each of the 2 Years
                                              Ended December 31, 1998 and 1997 (Unaudited)                   63

14.  Exhibits, Financial Statement          Consolidated Statements of Earnings                              37
      Schedules and Reports on              Consolidated Balance Sheets                                      38
      Form 8-K                              Consolidated Statements of Cash Flows                            39
                                            Consolidated Statements of Shareholders' Equity                  40
                                            Notes to Consolidated Financial Statements                    46-55
                                            Management's Responsibility for Financial Reporting
                                               and Internal Control                                          36
                                            Independent Auditors' Report                                     36
                                            Net Sales, Net Earnings and Earnings Per Share
                                              Quarterly  Financial Data for Each of the 2 Years
                                              Ended December 31, 1998 and 1997 (Unaudited)                   63

         HEADING IN PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS
                            TO BE HELD MAY 14, 1999


10.  Directors and Executive Officers       Election of Directors; Nominees for Election to the Board of
      of the Registrant                       Directors; Directors Continuing in Office; Section 16(a)
                                              Beneficial Ownership Reporting Compliance

11.  Executive Compensation                 Compensation of Directors; Executive Compensation; Option
                                              Grants in 1998; Report of the Compensation Committee;
                                              Aggregated Option Exercises in Last Fiscal Year and Fiscal
                                              Year End Option Values; Shareholder Return Performance
                                              Presentation; Retirement Income Plan; Employee Special
                                              Severance Plan

12.  Security Ownership of Certain          Security Ownership of Certain Beneficial Owners;
      Beneficial Owners and Management        Security Holdings of Management


                            VULCAN MATERIALS COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1998


                                    CONTENTS


         PART      ITEM                                                                              PAGE

          I          1         Business                                                                1
                     2         Properties                                                              4
                     3         Legal Proceedings                                                       7
                     4         Submission of Matters to a Vote of Security Holders                     8
                     4a.       Executive Officers of the Registrant                                    9

         II          5         Market for the Registrant's Common Equity and Related
                                  Stockholder Matters                                                 10
                     6         Selected Financial Data                                                11
                     7         Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations                                           11
                     7A.       Quantitative and Qualitative Disclosure About Market Risk11
                     8         Financial Statements and Supplementary Data                            12
                     9         Changes in and Disagreements with Accountants on Accounting and
                                  Financial Disclosure                                                12

        III          10        Directors and Executive Officers of the Registrant                     12
                     11        Executive Compensation                                                 12
                     12        Security Ownership of Certain Beneficial Owners and
                                  Management                                                          12
                     13        Certain Relationships and Related Transactions                         13

         IV          14        Exhibits, Financial Statement Schedules, and Reports on
                                  Form 8-K                                                            13

                     --        Signatures                                                             19


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

         The Company conducts research and development activities for both of its business segments. The Construction Materials research and development facility is located near Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas and Columbus, Georgia. In general, the Company's research and development effort is directed to applied technological development relating to the use of its Construction Materials and Chemicals products as well as for the manufacturing or processing of its Chemicals products. The Company spent approximately $1,091,000 in 1996, $1,281,000 in 1997 and $984,000 in 1998 on research and development activities for its Construction Materials segment. The Company spent approximately $7,939,000 in 1996, $9,474,000 in 1997 and $8,641,000 in 1998 on research and development activities for its Chemicals segment.

         The Company estimates that capital expenditures for environmental control facilities in the current fiscal year (1999) and the succeeding fiscal year (2000) will be approximately $5,204,000 and $2,918,000, respectively, for the Construction Materials segment, and $5,574,000 and $3,100,000, respectively, for the Chemicals segment.

         The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulties in obtaining the required sources of energy required for its operations.

         In 1998, the Construction Materials segment employed an average of approximately 5,214 people. The Chemicals segment employed an average of approximately 1,577 people. The Company's corporate office employed an average of approximately 180 people. The Company considers its relationship with its employees to be good.

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

CONSTRUCTION MATERIALS

         The Company's construction materials business consists of the production and sale of construction aggregates. Construction aggregates include crushed stone, sand, gravel, rock asphalt and crushed slag (a by-product of steel production) and are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Crushed stone constituted approximately 80% of the dollar volume of the Construction Materials segment's 1998 sales, as compared to 79% in 1997 and 79% in 1996.

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

         During 1998, the Company acquired six quarries in Georgia, Illinois and Tennessee and began production at greenfield aggregates operations in Alabama, Georgia and Indiana.

         Additionally, in January 1999, the Company acquired the stock of CalMat Co., the leading producer of construction aggregates and asphalt mix in California for $740 million, and since the beginning of 1999 has purchased five quarries in Arkansas, three in Georgia and two in North Carolina.

         Shipments to customers of all construction aggregates from the Company's domestic operations in 1998 totaled approximately 165 million tons, with crushed stone shipments to customers accounting for approximately 157 million tons.

         In 1998, the Company, directly or through joint ventures, operated 137 permanent crushed stone plants in 13 states and Mexico for the production of crushed limestone and granite with estimated reserves totaling approximately
8.3 billion tons.

         In 1998, the Company, directly or through joint ventures, operated 9 sand and gravel plants, 4 slag plants and various other types of plants which produce rock asphalt and other aggregates. Estimates of sand and gravel reserves, calculated in a manner comparable to the estimates of stone reserves set forth above, total approximately 27 million tons.

         Other Construction Materials products and services include asphalt mix, ready-mixed concrete, trucking services, barge transportation, a Mack Truck distributorship, paving construction, dolomitic lime, emulsified asphalt and several other businesses.

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

CHEMICALS

         The Chemicals segment is organized into two business units: the Chloralkali Business Unit which manages the Company's line of chloralkali products and related businesses, and the Performance Systems Business Unit which manages the Company's specialty chemicals and services business.

         The principal chemicals produced by the Chloralkali Business Unit at the Company's three chloralkali plants described in Item 2 below, are chlorine, caustic soda (sodium hydroxide), muriatic acid, hydrochloric acid, caustic potash (potassium hydroxide), potassium carbonate, chlorinated hydrocarbons and calcium chloride. Chlorine and various hydrocarbons (primarily ethylene and methanol) are used to produce an associated line of chlorinated hydrocarbon products, including methylene chloride, perchloroethylene, chloroform, methyl chloride, ethylene dichloride, carbon tetrachloride, methyl chloroform and pentachlorophenol.

         Principal markets for the Chloralkali Business Unit's chemical products include pulp and paper, energy, food, pharmaceutical, cleaning, chemical processing, fluorocarbons, water management and textiles. In the paper-making industry, chlorine is used in pulp and paper bleaching, while caustic soda is used primarily in the kraft and sulfite pulping processes. The Company supplies hydrochloric acid to the energy industry for use in oil well stimulation and gas extraction. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. Hydrochloric acid, caustic soda, methylene chloride and caustic potash are used by the food and pharmaceutical industries. Perchloroethylene, methylene chloride and methyl chloroform are used in industrial cleaning applications. Perchloroethylene is also used in the dry-cleaning industry.

         The Chloralkali Business Unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products. Products sold to this market include hydrochloric acid, chlorine, caustic soda, caustic potash and potassium carbonate. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants and other chemicals. The Company sells chloroform, methyl chloroform, perchloroethylene and other chlorinated hydrocarbons to the fluorocarbons market. Chlorine is used in water and sewage management, and caustic soda and caustic potash are used in the production of soaps and detergents. Chlorine also is used as an industrial bleaching agent, in cleaning applications for the electronics industry, as a biocide in the fruit processing industry and in various applications in the oil industry. Calcium chloride, produced at the Company's Wichita complex, has several uses including de-icing of roads, dust control, road stabilization and oil well completion.

         In 1998, the Company announced the formation of a joint venture with Mitsui & Co., Ltd, to construct a new chloralkali plant and expand ethylene dichloride (EDC) production capacity at the Company's current manufacturing site in Geismar, Louisiana. This joint venture was structured to take advantage of the Company's manufacturing and domestic marketing capabilities and Mitsui's access to global EDC markets. The facilities are under construction, with production anticipated in early 2000.

         The principal chemicals produced for the Performance Systems Business Unit by the Company's Callaway Chemical Company subsidiaries include process aids for the pulp and paper and textile industries and various water management chemicals. Through its Vulcan Chemical Technologies, Inc. ("VCT") subsidiary, the Performance Systems Business Unit assembles and markets small-scale chlorine dioxide generators, and sells related chemicals (primarily sodium chlorite manufactured by the Company) and services to the water management and pulp and paper industries. VCT also assembles and markets equipment, and sells related chemicals (primarily hydrogen peroxide purchased from others) and services to the municipal and industrial water management markets. Additionally, the Performance Systems Business Unit markets sodium chlorite produced at the Chloralkali Business Unit's Wichita plant. Sodium chlorite is used in the water management, food and beverage processing, pulp and paper, textile and electronics industries. The Performance Systems Business Unit also markets sodium hydrosulfite which is used primarily in the pulp and paper industry and is produced at the Chloralkali Business Unit's Port Edwards plant.

         The Company competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company also competes for sales to customers located outside the United States, with sales to such export customers currently accounting for approximately 5% of the sales of the Company's Chemicals segment.

         The Company's underground reserves of salt, a basic raw material in the production of chlorine and caustic soda, are located near its Wichita, Kansas and Geismar, Louisiana plants. The Company purchases salt for its Port Edwards, Wisconsin plant. Ethylene, methanol, and vinyl chloride monomer, the other major raw materials used in the Chloralkali Business Unit, and various chemicals used by the Performance Systems Business Unit are purchased from several different suppliers. Sources of salt, ethylene, methanol, vinyl chloride monomer and other various chemicals are believed to be adequate for the Company's operations and the Company does not anticipate any material difficulty in obtaining the raw materials which it uses.

         Certain of the Company's chemical operations are subject to the Resource Conservation and Recovery Act ("RCRA"). Under the corrective action requirements of RCRA, the Environmental Protection Agency ("EPA") must identify facilities subject to RCRA's hazardous waste permitting provisions where practices in the past have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases. If the results of the RFI determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require Corrective Measures Implementation ("CMI") by the facility owner - essentially, implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

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

         Various other environmental regulations also have a restrictive effect upon the chemicals industry, both as to production and sales, particularly the production and sale of certain chemicals which are subject to regulation as ozone depleting chemicals. The production and marketing of carbon tetrachloride ended effective January 1, 1996, for most end uses except for exports to
Article 5 countries as defined by the Montreal Protocol on Ozone Depleting Chemicals. The production of methyl chloroform for emissive applications also ended effective January 1, 1996. Existing inventories of methyl chloroform may continue to be marketed for emissive uses. In addition, methyl chloroform will continue to be produced and marketed for non-emissive uses, while carbon tetrachloride will continue to be produced and marketed for export to Article 5 countries. However, sales volume of both products will be lower than in prior years.

FINANCIAL RESULTS BY BUSINESS SEGMENTS

         Net sales, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 1998, are reported on pages 53 and 54 (Note 12 of the Notes to Financial Statements) in the Company's 1998 Annual Report to Shareholders, which referenced pages of said Report are incorporated herein by reference.

ITEM 2.  PROPERTIES

CONSTRUCTION MATERIALS

         The Company's current estimate of approximately 8.3 billion tons of zoned and permitted stone reserves is approximately 65 million tons more than the estimate reported at the end of 1997. These reserves include stone reserves in Mexico owned or controlled by the Company's Mexican joint venture. Increases in the Company's reserves have resulted from 1998 acquisitions in Georgia, Illinois and Tennessee and the opening of greenfield aggregates operations in Alabama, Georgia and Indiana. Management believes that the quantities of zoned and permitted reserves at the Company's stone quarries are sufficient to result in an average quarry life of approximately 52 years at present operating levels. See Note 1 to the table of the Company's 10 largest active stone quarries on page 5 for a description of the method used by the Company for estimating the years of life of stone reserves.

         The foregoing estimates of reserves are of recoverable stone of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

         Of the 137 stone quarries which the Company operates directly or through joint ventures, 37 are located on owned land, 24 are on land owned in part and leased in part, and 76 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 1999 to 2105. Most of the Company's leases have options to extend them well beyond their current terms.

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

                                                                  ESTIMATED
                                                                  YEARS OF LIFE                    LEASE
                                                                  AT AVERAGE                       EXPIRATION
                                                                  RATE OF           NATURE OF      DATE, IF
LOCATION                                    PRODUCT               PRODUCTION(1      INTEREST       APPLICABLE(2)
----------------------------------------------------------------------------------------------------------------

McCook (Chicago), Illinois                  Limestone                  81.5           Owned

Paducah, Kentucky                           Limestone                  42.2           Leased            (4)

Grayson (Atlanta), Georgia                  Granite                    Over 100       Owned

Playa Del Carmen, Mexico(3)                 Limestone                  Over 100       Owned

Gray Court (Greenville), South Carolina     Granite                    Over 100       Owned

Warrenton, Virginia (Washington, D.C.)      Diabase                    Over 100       Leased            (4)

Kennesaw (Atlanta), Georgia                 Granite                    39.2           75% Owned
                                                                                      25% Leased        2013

Manteno, Illinois                           Limestone                  Over 100       Leased            (4)

Skippers, Virginia                          Granite                    95.7           Leased            2016

Lawrenceville (Norfolk/Virginia
   Beach), Virginia                         Granite                    58.9           31% Owned
                                                                                      69% Leased        (5)


-----------------------------------

(1) Estimated years of life of stone reserves are based on the average annual rate of production of the quarry for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing quarry properties, changes in stone specifications required by major customers and passage of government regulations applicable to quarry operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.
(2)      Renewable by the Company through date shown.
(3) The Playa Del Carmen, Mexico location is owned by the Company's joint venture in Mexico. Its ranking in this table is based on counting 49% of its reserves, which represents the Company's ownership interest in the entity which owns the reserves. This quarry's estimated years of life at average rate of production is based on 100% of the reserves.
(4) Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky quarry are owned.
(5) Leases expire as follows: 8% in 2020, 9% in 2024, 47% in 2044 and 5% in 2045.

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

         All of the facilities at Wichita are located on a 1,518-acre tract of land owned by the Company. Mineral rights for salt are held by the Company under two leases that are automatically renewable from year to year unless terminated by the Company and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, the Company owns 120 acres of salt reserves and 108 acres of water reserves. The Company maintains an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of its process steam requirements. Effective July 1995, pursuant to a long-term agreement, the Company has placed this facility in reserve and is purchasing all of its requirements for electric power from a local utility at favorable rates.

         The facilities at Geismar, Louisiana are located on a 2,185-acre tract of land owned by the Company. Included in the facilities at the Geismar plant is an electric power cogeneration facility owned by the Company which supplies substantially all of the electricity and process steam required by the plant. Mineral rights for salt are held under a lease expiring in 2007.

         The plant facilities at Port Edwards, Wisconsin are located on a 34-acre tract of land, the surface rights to which are owned by the Company. Currently, the Company purchases its salt and electrical power requirements for the Port Edwards facility from regional sources of supply.

         Manufacturing facilities for chemicals produced by the Performance Systems Business Unit (other than sodium chlorite produced at Wichita and sodium hydrosulfite produced at Port Edwards) are operated by subsidiaries of the Company. Callaway Chemical Company owns a headquarters office building and two production facilities in Columbus, Georgia and additional production facilities in Smyrna, Georgia, Dalton, Georgia and Shreveport, Louisiana. Callaway Chemical Limited has an office and small production facility on leased property in Vancouver, British Columbia. Vulcan Chemical Technologies, Inc., leases its office and production facilities in West Sacramento, California.

         The Company's Chemicals manufacturing facilities are designed to permit a high degree of flexibility as to feedstocks, product mix and product ratios; therefore, actual plant production capacities vary according to these factors. Management does not believe, however, that there is material excess production capacity at the Company's Chemicals facilities.

OTHER PROPERTIES

         The Company relocated its corporate offices to a newly constructed office complex near Birmingham, Alabama late in 1998. Headquarters staffs for the Construction Materials and Chemicals segments, the Southern Division of the Construction Materials segment, and Vulcan Gulf Coast Materials, Inc., also are located in this complex. The space is leased through December 31, 2013 and consists of approximately 189,000 square feet. The annual rental for each year in the initial 5 year period, the second 5 year period and the final 5 year period of the lease will be approximately $3.0 million, $3.2 million and $3.4 million, respectively.

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

         In 1994, the Environmental Protection Agency (the "EPA") notified the Company that it was among the approximately 880 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Jack's Creek/Sitkin Smelting Superfund site located in Mifflin County, Pennsylvania, on which site the now defunct Sitkin Smelting Company operated a secondary metals smelting facility from 1958 to 1977. The EPA claims that there are releases and threatened releases of various hazardous substances from the Site, including lead and other metals in soils and certain waste and dross piles, and that the PRPs are jointly and severally responsible for the costs of response at the Site. In addition to the EPA's claims, the Pennsylvania Department of Environmental Protection ("PADEP") has asserted a claim for investigation and response costs allegedly incurred at the Site, and state and federal trustees have asserted claims for alleged natural resources damages.

         In September 1994, the EPA prepared a revised volumetric ranking based on a review of certain Sitkin Smelting Company records reflecting transactions only in the period of 1972 to 1977. Taking into consideration that certain PRPs are "orphans" because these parties are bankrupt, have otherwise ceased business, or cannot be located, the EPA's volumetric ranking also reallocated the orphan shares otherwise attributable to these non-viable parties among the viable remaining PRPs, including the Company. The EPA has classified the Company as among the 73 significant PRPs at the Site. The EPA considers the remaining PRPs de minimis or de micromis parties. In 1994 and 1995, the EPA negotiated and entered into cash payment or separate settlements with over 160 of the de minimis parties. Approximately 240 other de minimis parties then chose not to participate in settlement. The EPA has classified some 325 entities as de micromis parties. The EPA does not intend to pursue these de micromis parties because of their allegedly small respective contributions to the total volume of material shipped to the Site.

         In September 1997, the EPA issued a Record of Decision ("ROD") for the Site, which selected a remedy consisting of: (1) excavation of contaminated soil from flood plains and uplands; (2) consolidation and capping of contaminated soils and certain waste piles under a multi-layer cap; (3) removal of certain contaminated sediments from Jack's Creek; and (4) excavation and off-site treatment and disposal of soils with lead levels above 40,000 part per million. The EPA estimated the capital cost of the remedy at $10,335,000, with annual operation and maintenance costs of $164,000, computing to a total present net worth of $12,500,000; however, there remain several uncertainties and contingencies regarding this estimate.

         Contemporaneous with issuing the ROD, the EPA issued "special notice letters" to the Company and several hundred other PRPs, inviting "good faith" offers to perform the remedy and pay response costs relating to the Site. The special notice letter indicated that under the EPA's orphan share policy, for those PRPs who agree to perform the remedy, the EPA would be prepared to forgo recovery of up to $3.125 million in past costs and future oversight costs.

         The Company and over 30 other PRPs have signed a PRP Organization Agreement, forming the Jack's Creek PRP Group (the "PRP Group") to respond to the claims asserted by the EPA, PADEP and others. In December 1998, the PRP Group completed settlement negotiations with the EPA, the U.S. Department of Justice, and PADEP, culminating in a proposed Consent Decree, which is to be lodged with the U.S. District Court, wherein the PRP Group commits to design and implement the remedy outlined in the ROD. In consideration of that commitment, the EPA will forgive the unreimbursed past response costs it allegedly incurred and certain future oversight costs it expects to incur. The Consent Decree also incorporates both the PRP Group's settlement of PADEP's claims for past response costs and future oversight costs and a settlement between the PRP Group and some 100 de minimis parties. These de minimis settlers will pay approximately $3.2 million into a "special fund" held by EPA, 95% of which amount will be available to reimburse the PRP Group for costs incurred in design and implementation of the remedy. The Consent Decree does not include any settlement of natural resource damage claims.

         In January 1999, the PRP Group executed an Amended and Restated Contribution Agreement, under which the costs of implementing the remedy under the Consent Decree will be allocated among the PRP Group members; the Company's allocated share is 1.96%. Concurrently, the PRP Group executed a settlement agreement with the current owner and operator of the Site, providing for the owner/operator's contribution of certain in-kind services and materials toward performance of the remedy.

         At present, the Company is not able to predict the likelihood of either a favorable or unfavorable outcome as to the matters described above, or the amount of potential loss in the event of any unfavorable outcome; however, the Company does not believe that any such loss would affect the consolidated financial statements of the Company to a material extent.

         The Company's subsidiary, CalMat Co., which was acquired in January 1999, received a federal grand jury subpoena in 1998 requesting information concerning its Fresno, California, asphalt operations. CalMat Co. is currently providing information in response to the subpoena. Also, CalMat Co. has been informed that it is a target of an investigation by the U.S. Department of Justice, Antitrust Division, regarding possible violations of antitrust laws regarding these operations for certain years prior to 1998. Based on information available to it at this time, the Company does not anticipate that the outcome of this investigation will have a material adverse effect on its consolidated financial statements.

         Note 10, Other Commitments and Contingent Liabilities on page 53 of the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, positions and ages of the executive officers of the Company are as follows:

NAME                                  POSITION                                                                 AGE
Donald M. James                       Chairman and Chief Executive Officer                                     50

Peter J. Clemens, III                 Executive Vice President, Finance & Administration and Treasurer         55

Guy M. Badgett, III                   Senior Vice President-Construction Materials, East and
                                         President, Southeast Division                                         50

William F. Denson, III                Senior Vice President, Law and Secretary                                 55

Robert A. Wason IV                    Senior Vice President, Corporate Development                             47

Richard K. Carnwath                   Vice President, Planning and Development                                 50

J. Wayne Houston                      Vice President, Human Resources                                          49

Ejaz A. Khan                          Vice President and Controller                                            42

John A. Heilala                       President, Chloralkali Business Unit                                     58

John L. Holland                       President, Performance Systems Business Unit                             56

William L. Glusac                     President, Midwest Division                                              48

Daniel J. Leemon                      President, Midsouth Division                                             60

Ronald G. McAbee                      President, Mideast Division                                              52

Thomas R. Ransdell                    President, Southwest Division                                            56

Daniel F. Sansone                     President, Vulcan Gulf Coast Materials Division                          46

James W. Smack                        President, CalMat Division                                               55

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

         Guy M. Badgett, III, was elected Senior Vice President, Construction Materials, East in February 1999. He was elected Chairman, Southern Division in May 1997. He has served as President, Southeast Division, since 1992.

         William F. Denson, III, was elected Senior Vice President, Law in February 1998. Prior to that date he served as Vice President-Law. He has also served as Secretary since April 1981.

         Robert A. Wason IV was elected Senior Vice President, Corporate Development in December 1998. From 1996 until 1998 he served as President, Performance Systems Business Unit Prior to that time he had served as Executive Vice President, Performance Systems.

         Richard K. Carnwath has served as Vice President, Planning and Development since 1985.

         J. Wayne Houston was elected Vice President, Human Resources in October 1997. Prior to that time he served as Director of Compensation and Benefits.

         Ejaz A. Khan was elected Vice President and Controller in February 1999. He has served as Controller since September of 1995 and prior to that time he served as Controller, Chemicals Division.

         John A. Heilala has served as President, Chloralkali Business Unit since May 1996. From 1994 until 1996, he served as Executive Vice President, Chloralkali, and prior to that time he served as Vice President, Manufacturing, Chemicals Division.

         John L. Holland joined the Company in December 1998 as President, Performance Systems Business Unit. From August 1995 to October 1998 he served as President of BetzDearborn Water Management Group and Group Vice President, BetzDearborn, Inc. From April 1994 to August 1995 he served as Senior Vice President Betz Labs, Inc.
and President Betz PaperChem, Inc.

         William L. Glusac has served as President, Midwest Division, since 1994. Prior to that time he served as President, Southwest Division.

         Daniel J. Leemon has served as President, Midsouth Division, since 1993. Prior to that time he served as Senior Vice President, West, Construction Materials Group.

         Ronald G. McAbee was appointed President of Mideast Division in January 1999. Prior to that time he served as Vice President, East Region of the Midsouth Division.

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

         James W. Smack was appointed President of CalMat Division effective January 1999. Prior to that time he served as President, Mideast Division.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange ("VMC"). As of February 26, 1999, the number of shareholders of record approximated 3,609. The closing price of the Common Stock on the New York Stock Exchange on February 26, 1999, was $44.917, which price reflects a three-for-one stock split effected on March 10, 1999. The prices in the following table represent the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange, which prices have been adjusted to reflect the three-for-one split of the Company's Common Stock on March 10, 1999.


          QUARTER ENDED                       1998                                   1997
         ---------------                      ----                                   ----
                                         HIGH          LOW                    HIGH           LOW
                                         ----          ---                    ----           ---

         March 31                     $ 37.83       $ 31.50                $ 22.17       $ 18.42
         June 30                        39.90         34.83                  26.88         20.42
         September 30                   40.75         33.63                  30.15         26.13
         December 31                    44.67         31.33                  34.65         28.15

         Dividends paid in 1998 totaled $70,015,000, as compared with $63,622,000 paid in 1997. On February 12, 1999, the Board of Directors authorized a quarterly dividend of $.195 per share of Common Stock payable March 10, 1999 to holders of record on February 24, 1999. This quarterly dividend represents a 12.5% increase over quarterly dividends paid in 1998, adjusted to reflect the stock split referenced above.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected statement of operations, per share data and balance sheet data for each of the 5 years ended December 31, 1998 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements on pages 36 through 40 and 46 through 55 of the Company's 1998 Annual Report to Shareholders, which are incorporated herein by reference.


                                                                   Year Ended December 31,
                                                ----------------------------------------------------------------
                                                 1998         1997           1996           1995          1994
                                                -----------------------------------------------------------------
                                                       (Amounts in millions, except per share date)

       Net sales............................    $ 1,776.4    $ 1,678.6     $ 1,568.9     $ 1,461.0   $ 1,253.4

       Net earnings.........................    $   255.9    $   209.1     $   188.6     $   166.2   $    98.0

       Net earnings per:
          Basic shares outstanding..........    $    2.54    $    2.06     $    1.81     $    1.56   $    0.90
          Diluted shares outstanding........    $    2.50    $    2.03     $    1.79     $    1.54   $    0.89

       Total assets.........................    $ 1,658.6    $ 1,449.2     $ 1,320.6     $ 1,215.8   $ 1,181.1
       Long-term obligations................    $    76.5    $    81.9     $    85.5     $    90.3   $    97.4
       Cash dividends declared per share....    $    0.69    $    0.62     $    0.56     $    0.49   $    0.44


ALL SHARE AND PER SHARE DATA HAVE BEEN ADJUSTED TO REFLECT THE THREE-FOR-ONE SPLIT OF THE COMPANY'S COMMON STOCK, WHICH WAS EFFECTED ON MARCH 10, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 41 through 45 and "Financial Terminology" on page 65 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 44 and 45 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information relative to this item is included in the Company's 1998 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:


                                                                                                    PAGE
Consolidated Financial Statements                                                                  37-40

Notes to Consolidated Financial Statements                                                         46-55

Management's Responsibility for Financial Reporting and Internal Control                              36

Independent Auditors' Report                                                                          36

Net Sales, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of
  the 2 Years Ended December 31, 1998 and 1997 (Unaudited)                                            63


         With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 7, 7A, 8 and 14, the Company's 1998 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No information is required to be included herein pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         On or before March 31, 1999, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "1999 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 1999 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is made to the information provided in Part I, Item 4(a) of this Annual Report on Form 10-K. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) during 1998, and of Form 5 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) with respect to 1998, the Company has not identified any persons subject to
Section 16(a) of the Securities Exchange Act of 1934 who failed to file on a timely basis required forms. The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 1998," "Report of the Compensation Committee," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Shareholder Return Performance Presentation," "Retirement Income Plan" and "Employee Special Severance Plan" included in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Holdings of Management" included in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         An executive officer of the Company, Daniel F. Sansone, serves as the chief executive officer of three companies in which the Company has a 51%, 50% and 49% interest, respectively. Each of the companies reimburses the Company for a portion of Mr. Sansone's salary and bonus. In 1998, the total amount of this reimbursement was $154,000.

         On January 6, 1999, the Company entered into a Consulting Agreement with A. Frederick Gerstell, the vice chairman and a director of the Company. Mr. Gerstell was the former chairman and chief executive officer of CalMat Co., which the Company acquired in early 1999. Pursuant to the Agreement, Mr. Gerstell shall receive a monthly retainer of $10,600 per month for 17 months in exchange for his consulting services. Mr. Gerstell also received a grant of 7,500 restricted shares of Common Stock on January 6, 1999. He will receive an additional grant of 3,126 restricted shares on January 6, 2000, subject to certain conditions.

         Other than the foregoing, no information is required to be included herein pursuant to Item 404 of Regulation S-K, which requires disclosure of certain information with respect to certain relationships or related transactions of the directors and management.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) (1) FINANCIAL STATEMENTS

         The following financial statements are included in the Company's 1998 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:


                                                                                                  PAGE
         Consolidated Statements of Earnings                                                        37

         Consolidated Balance Sheets                                                                38

         Consolidated Statements of Cash Flows                                                      39

         Consolidated Statements of Shareholders' Equity                                            40

         Notes to Consolidated Financial Statements                                              46-55

         Management's Responsibility for Financial Reporting and
            Internal Control                                                                        36

         Independent Auditors' Report                                                               36

         Net Sales, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of
           the 2 Years Ended December 31, 1998 and 1997 (Unaudited)                                 63


         (A) (2) FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule for the years ended December 31, 1998, 1997 and 1996 is included in Part IV of this report on the indicated pages:

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

EXHIBIT  (3)(I)   Certificate of Incorporation (Restated 1988) of the Company.

EXHIBIT  (3)(II)  By-laws of the Company, as restated February 2, 1990, and as last amended February 12, 1999.

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

EXHIBIT (10)(I)   The Restricted Stock Plan for Nonemployee Directors of
                  the Company filed as Exhibit 10(i) to the Company's 1997 Form
                  10-K Annual Report (File No. 1-4033).**

EXHIBIT (10)(J)   Executive Deferred Compensation Plan.**

EXHIBIT (10)(K)   Unfunded Supplemental Benefit Plan for Salaried Employees.**

EXHIBIT (10)(L)   Consulting Agreement with A. Frederick Gerstell dated
                  January 6, 1999.**

EXHIBIT (12)      Computation  of Ratio of Earnings to Fixed  Charges for the
                  five years ended December 31, 1998 (set forth on page 18 of this report).

EXHIBIT (13)      The Company's 1998 Annual Report to Shareholders.

EXHIBIT (21)      List of the Company's subsidiaries as of December 31, 1998.

EXHIBIT (23)      Consent of Deloitte & Touche LLP

EXHIBIT (24)      Powers of Attorney

EXHIBIT (27)(A)   Financial Data Schedule (Electronic Submission Only).

EXHIBIT (27)(B)   Restated Financial Data Schedule for 1997 (Electronic
                  Submission Only).

EXHIBIT (27)(C)   Restated Financial Data Schedule for 1996 (Electronic
                  Submission Only).

         Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1998, will be filed as one or more amendments to this Form 10-K on or before June 29, 1999, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

*Incorporated by reference.
**Management Contract or Compensatory Plan.

         (B) REPORTS ON FORM 8-K

         The following sets forth information concerning Forms 8-K filed during the fourth quarter ended December 31, 1998:

         1. On October 19, 1998, the Company filed a Form 8-K reporting that the Company's Board of Directors adopted a Shareholder Rights Plan.

         2. On November 16, 1998, the Company filed a Form 8-K reporting that the Company had entered into a definitive merger agreement providing for the acquisition of CalMat Co. by the Company.

                          INDEPENDENT AUDITORS' REPORT


Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 1998, 1997 and 1996 and for the years then ended, and have issued our report thereon dated February 5, 1999 (March 10, 1999 as to Note 15B); such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Vulcan Materials Company and its subsidiary companies, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Birmingham, Alabama
February 5, 1999

                                                                    SCHEDULE II


               VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1998, 1997 and 1996
                              Amounts in Thousands



         Column A                                    Column B     Column C         Column D     Column E        Column F
----------------------------------------------------------------------------------------------------------------------------

                                                     Balance at   Additions        Charges to                   Balance at
                                                     Beginning    Costs and          Other                         End
         Description                                 of Period     Expenses         Accounts   Deductions        Of Period
-----------------------------------------------------------------------------------------------------------------------------

                            1998

Accrued Environmental Costs......................     $   4,285    $   6,848                   $   7,160        (1) $3,973
Doubtful Receivables.............................         7,548        1,312                       1,469        (2)  7,391
All Other(3).....................................         1,374        2,282                       1,698             1,958


                            1997

Accrued Environmental Costs......................     $   3,732    $   1,069                   $     516        (1) $4,285
Doubtful Receivables.............................         8,106          885                       1,443        (2)  7,548
All Other(3).....................................         1,687        2,010       $     208       2,531             1,374

                            1996

Accrued Environmental Costs......................     $   2,765    $     285       $   3,000     $ 2,318        (1) $3,732
Doubtful Receivables.............................         8,176          732                         802        (2)  8,106
All Other(3).....................................         1,395        1,794                       1,502             1,687



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

                                                                    EXHIBIT 12



               VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        For the Years Ended December 31
                              Amounts in Thousands


                                                    1998           1997          1996           1995             1994
----------------------------------------------------------------------------------------------------------------------
Fixed charges:
   Interest expenses before capitalization
    Credits .................................    $   7,224      $   8,074      $   9,263      $  11,396      $  10,699
   Amortization of financing costs ..........           93            104            164            109            114
   One-third of rental expense ..............       13,668          9,735          9,663          9,532         10,393
                                                 ---------------------------------------------------------------------
         Total fixed charges ................    $  20,985      $  17,913      $  19,090      $  21,037      $  21,206
                                                 =====================================================================

Net earnings ................................      255,908        209,145        188,595        166,240         97,976
Provisions for income taxes .................      118,936         91,356         96,985         92,181         47,930
Fixed charges ...............................       20,985         17,913         19,090         21,037         21,206
Capitalized interest credits ................         (442)        (1,160)          (627)          (297)          (878)
Amortization of capitalized interest ........          715            708            674          1,031            997
                                                 ----------------------------------------------------------------------
   Earnings before income taxes as
    adjusted ................................    $ 396,102      $ 317,962      $ 304,717      $ 280,192      $ 167,231
                                                 ======================================================================

Ratio of earnings to fixed charges ..........         18.9           17.8           16.0           13.3            7.9

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1999.

                                           VULCAN MATERIALS COMPANY

                                           By  /s/  D. M. JAMES
                                              ---------------------------------
                                           D. M. James
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              SIGNATURE                                     TITLE                                     DATE

           /s/ D. M. James
-----------------------------------           Chairman and Chief Executive Officer               March 19, 1999
             D. M. James                         (Principal Executive Officer)

        /s/ P.J. Clemens, III
-----------------------------------            Executive Vice President, Finance                 March 19, 1999
          P.J. Clemens, III                    and Administration and Treasurer
                                                 (Principal Financial Officer)

           /s/ E.A. Khan
-----------------------------------                Vice President, Controller                    March 19, 1999
              E.A. Khan                          (Principal Accounting Officer)


The following directors:

Marion H. Antonini                             Director

Livio D. DeSimone                              Director

A. Frederick Gerstell                          Director

John K. Greene                                 Director

Douglas J. McGregor                            Director

Ann D. McLaughlin                              Director

James V. Napier                                Director

Donald B. Rice                                 Director

Herbert A. Sklenar                             Director

Orin R. Smith                                  Director



By    /s/ William F. Denson, III                                                                 March 19, 1999
   --------------------------------
       William F. Denson, III
           Attorney-in-Fact

                                    EXHIBITS


                                       TO


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                       OF


                            VULCAN MATERIALS COMPANY


                              FILED MARCH 19, 1999


                         COMMISSION FILE NUMBER 1-4033

                                 EXHIBIT INDEX
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1998


EXHIBIT  (3)(I)   Certificate of Incorporation (Restated 1988) of the Company.

EXHIBIT  (3)(II)  By-laws of the Company, as restated February 2, 1990, and as last amended February 12, 1999.

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

EXHIBIT (10)(I)   The Restricted Stock Plan for Nonemployee Directors of the
                  Company filed as Exhibit 10(i) to the Company's 1997 Form
                  10-K Annual Report (File No. 1-4033).**

EXHIBIT (10)(J)   Executive Deferred Compensation Plan.**

EXHIBIT (10)(K)   Unfunded Supplemental Benefit Plan for Salaried Employees.**

EXHIBIT (10)(L)   Consulting Agreement with A. Frederick Gerstell dated
                  January 6, 1999.**

EXHIBIT (12)      Computation of Ratio of Earnings to Fixed Charges for the
                  five years ended December 31, 1998 (set forth on page 18 of this report).


EXHIBIT (13)      The Company's 1998 Annual Report to Shareholders.

EXHIBIT (21)      List of the Company's subsidiaries as of December 31, 1998.

EXHIBIT (23)      Consent of Deloitte & Touche LLP

EXHIBIT (24)      Powers of Attorney

EXHIBIT (27)(A)   Financial Data Schedule (Electronic Submission Only).

EXHIBIT (27)(B)   Restated Financial Data Schedule for 1997 (Electronic
                  Submission Only).

EXHIBIT (27)(C)   Restated Financial Data Schedule for 1996 (Electronic
                  Submission Only).

         Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1998, will be filed as one or more amendments to this Form 10-K on or before June 29, 1999, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

*Incorporated by reference.
**Management Contract or Compensatory Plan.