Form 10-Q
period 1999-03-31
VULCAN MATERIALS CO
filed 1999-05-17
CIK 103973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                                -----------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to  ______________

Commission file number  1-4033

                            VULCAN MATERIALS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                                                       63-0366371
-------------------------------                                                          ----------------
(State or other jurisdiction of                                                          (I.R.S. Employer
 incorporation or organization)                                                         Identification No.)

               1200 Urban Center Drive, Birmingham, Alabama 35242
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number including area code (205) 298-3000
                                                          --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                                       Shares outstanding
           Class                                                                       at April 30, 1999
           -----                                                                       -----------------
Common Stock, $1 Par Value                                                                100,874,704

                            VULCAN MATERIALS COMPANY

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                    Contents


                                                                                                      Page No.
PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements
                           Condensed Consolidated Balance Sheets.................................         1
                           Condensed Consolidated Statements of Earnings.........................         2
                           Condensed Consolidated Statements of Cash Flows.......................         3
                           Notes to Condensed Consolidated Financial Statements..................         4

                Item 2.    Management's Discussion and Analysis of Results
                             of Operations and Financial Condition...............................         8

                Item 3.    Quantitative and Qualitative Disclosures About
                             Market Risk.........................................................        15


PART II  OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K......................................        16

SIGNATURES.......................................................................................        17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS*
                             (Amounts in thousands)

                                                                    March 31     December 31       March 31
                           Assets                                     1999            1998           1998
Current Assets
  Cash and cash equivalents                                       $   44,559      $  180,568      $   95,966
  Accounts and notes receivable, less allowance for doubtful accounts: March 31, 1999, $12,739; December 31, 1998,
    $7,391; March 31, 1998, $7,775                                   320,764         221,261         205,491
  Inventories:
    Finished products                                                131,805          99,814         103,256
    Raw materials                                                     13,249          10,466          10,229
    Products in process                                                1,127           1,183             988
    Operating supplies and other                                      37,346          32,217          30,069
                                                                  ------------------------------------------
      Total inventories                                              183,527         143,680         144,542
  Deferred income taxes                                               36,643          24,923          21,356
  Prepaid expenses                                                    11,735           5,949           6,784
                                                                  ------------------------------------------
      Total current assets                                           597,228         576,381         474,139
Investments and long-term receivables                                 73,792          71,034          64,942
Property, plant and equipment, at cost less accumulated
  depreciation, depletion and amortization:
  March 31, 1999, $1,733,683; December 31, 1998,
  $1,384,971; March 31, 1998, $1,335,324                           1,424,810         895,784         827,307
Goodwill,net                                                         571,404          94,008          63,719
Deferred charges and other assets                                     59,408          21,404          42,306
                                                                  ------------------------------------------
      Total                                                       $2,726,642      $1,658,611      $1,472,413
                                                                  ==========================================

            Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term obligations                     $    5,704      $    5,432      $    5,408
  Notes payable                                                      250,101           2,353           2,677
  Trade payables and accruals                                        130,851         107,382         114,577
  Other current liabilities                                          147,131          96,295         106,624
                                                                  ------------------------------------------
      Total current liabilities                                      533,787         211,462         229,286
Long-term obligations                                                695,235          76,533          81,931
Deferred income taxes                                                172,164          98,473          92,268
Other noncurrent liabilities                                         153,677         118,443          77,431
Shareholders' equity                                               1,171,779       1,153,700         991,497
                                                                  ------------------------------------------
      Total                                                       $2,726,642      $1,658,611      $1,472,413
                                                                  ==========================================

* Balance sheets as of March 31 are unaudited.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS*
            (Amounts and shares in thousands, except per share data)

                                                Three Months Ended
                                                      March 31
                                              -----------------------
                                                1999           1998
Net sales                                     $482,222       $358,963
Cost of goods sold                             384,011        269,483
                                              -----------------------
Gross profit on sales                           98,211         89,480
Selling, administrative and
  general expenses                              54,195         46,729
Other operating costs                            4,030          2,355
Other income, net                               11,445         15,881
                                              -----------------------
Earnings before interest
  expense and income taxes                      51,431         56,277
Interest expense                                11,605          1,948
                                              -----------------------
Earnings before income taxes                    39,826         54,329
Provision for income taxes                      13,461         17,820
                                              -----------------------
Net earnings                                  $ 26,365       $ 36,509
=====================================================================
Basic earnings per share                      $   0.26       $   0.36
Diluted earnings per share                    $   0.26       $   0.36
=====================================================================
Average common shares
  outstanding (in thousands)
    Basic                                      100,764        100,825
    Assuming Dilution                          102,260        102,152

Cash dividends per share of common share      $  0.195       $  0.173

Depreciation, depletion and
  amortization deducted above                 $ 48,968       $ 33,079

Effective tax rate                                33.8%          32.8%
=====================================================================

* Unaudited

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS*
                             (Amounts in thousands)

                                                                            Three Months Ended
                                                                                 March 31
                                                                         -------------------------
                                                                           1999            1998
OPERATING ACTIVITIES
Net earnings                                                             $  26,365       $  36,509
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation, depletion and amortization                                48,968          33,079
    Increase in assets before
      effects of business acquisitions                                        (108)        (23,312)
    Increase (decrease) in liabilities before
      effects of business acquisitions                                      (8,677)         18,406
    Other, net                                                              (1,978)        (13,014)
                                                                         -------------------------
      Net cash provided by operating activities                             64,570          51,668
                                                                         -------------------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                 (88,160)        (47,547)
Payment for business acquisitions, net of acquired cash                   (767,181)         (3,396)
Increase in cash escrow held for future property purchase                     (470)        (13,414)
Proceeds from sale of property, plant and equipment                          4,424          17,883
                                                                         -------------------------
      Net cash used for investing activities                              (851,387)        (46,474)
                                                                         -------------------------

FINANCING ACTIVITIES
Net borrowings (payments) - comm. paper and bank lines of credit           247,748            (977)
Payment of short-term debt                                                 (90,097)             --
Proceeds from issuance of long-term debt                                   500,000              --
Purchases of common stock                                                      (49)        (19,399)
Dividends paid                                                             (19,666)        (17,418)
Contribution from minority interest of consolidated subsidiary              12,049              --
Other, net                                                                     823              --
                                                                         -------------------------
      Net cash provided (used) for financing activities                    650,808         (37,794)
                                                                         -------------------------

Net decrease in cash and cash equivalents                                 (136,009)        (32,600)
Cash and cash equivalents at beginning of year                             180,568         128,566
                                                                         -------------------------
Cash and cash equivalents at end of period                               $  44,559       $  95,966
==================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $   7,348       $     797
    Income taxes                                                             2,301           4,379

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Liabilities and long-term debt assumed in business acquisitions          383,214              --
  Fair value of stock issued in business acquisitions                       10,580              --
  Debt issued in purchase of property, plant and equipment                     645              --
==================================================================================================

* Unaudited

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

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

2.       Acquisitions

         In January 1999, the Company completed its $31.00 per share tender offer for all of the outstanding shares of common stock of CalMat Co. ("CalMat") for a value of $740 million cash, plus $10 million of estimated acquisition costs. As of the acquisition, CalMat had fixed term debt of $118 million and $90 million in bank borrowings, both of which were assumed by the Company. The acquisition was funded by cash on hand and approximately $590 million of commercial paper. It is being accounted for under purchase accounting, with the purchase price allocated to the acquired assets and assumed liabilities based on estimated fair market values. The excess of the purchase price over the fair market value of net assets acquired is being amortized over 30 years. The estimated fair value of assets acquired and liabilities assumed were considered to be the best estimates as of the acquisition date and may be adjusted as more information is obtained.

         These estimates are summarized as follows (in thousands):

                  Current assets                                 $ 165,978
                  Investments & long term receivables               13,527
                  Property and equipment                           545,971
                  Goodwill                                         443,128
                  Current liabilities                             (169,278)
                  Long-term debt                                  (128,730)
                  Deferred income taxes                            (89,447)
                  Other non-current liabilities                    (31,149)
                                                                 ---------
                              Estimated Purchase Allocation      $ 750,000
                                                                 =========

                  Consideration consisted of:
                      Cash on hand                            $150,000
                      Debt financing (a)                       590,000
                      Estimated direct acquisition costs        10,000
                                                              --------
                                                              $750,000

(a) This debt financing was initially all commercial paper. On April 12, 1999, $500 million was converted to long-term debt.

         On April 12, 1999, the Company issued $500 million of unsecured, noncallable notes in two series of $250 million each due on April 1, 2004 and on April 1, 2009. The 2004 notes have a 5.75% coupon and the 2009 notes have a 6.00% coupon. The net proceeds of these notes were used to retire a corresponding amount of the short-term commercial paper borrowings incurred to acquire CalMat. Although completed after the close of the quarter, the balance sheet and cash flow statements reflect this transaction given that the Company had the ability and intent to refinance this portion of commercial paper on a long-term basis at March 31, 1999. The transaction was substantially in place prior to the quarter-end and best reflects the current status.

         The accompanying consolidated statement of earnings for the three months ended March 31, 1999 includes the results of operations of CalMat from its acquisition date which substantially included the entire quarter.

         The following unaudited pro forma consolidated results of operations for the three month periods ended March 31, 1999 and 1998 assume that the CalMat acquisition occurred as of January 1, 1998, (in millions, except per share amounts):

                                       First Quarter Pro Forma
                                  -----------------------------------
                                   1999          1998        Increase
                                   ----          ----        --------
         Net Sales                $482.2        $448.7        $33.5
         Net Earnings               26.4          26.1           .3
         Earnings per share:
            Basic                 $  0.26       $  0.26       $ 0.00
            Diluted               $  0.26       $  0.26       $ 0.00

         Certain pro forma adjustments are based on preliminary estimates. Final allocations will be made on the basis of further evaluations and, therefore, such allocations may differ from those reflected in this pro forma statement. The pro forma statement of earnings is not necessarily indicative of the results of operations of the Company had the CalMat acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of the results of future operations.

         In addition to CalMat, the Company acquired five Construction Materials businesses in Arkansas, Georgia, and North Carolina, including eleven quarries, in the first quarter. These acquisitions were not significant and are not included in the preceding pro forma.

3.       Segment Data

         The Company's reportable segments are organized around products and services and continue to be Construction Materials and Chemicals. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in Form 10-K. The Company's determination of segment earnings (a) recognizes equity in the income or losses of nonconsolidated affiliates as part of segment earnings; (b) reflects allocations of general corporate expenses to the segments; (c) does not reflect interest revenue or expense; and (d) is before income taxes.

         Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

         Following is the comparative segment financial disclosure (amounts in millions):

         SEGMENT FINANCIAL DISCLOSURE                                              Increase
         FIRST QUARTER COMPARISON                         1999          1998      (Decrease)
         NET SALES:
         Construction Materials                        $  346.6      $  193.3      $  153.3
         Chemicals                                        135.6         165.7         (30.1)
                                                       --------      --------      --------
              Total                                    $  482.2      $  359.0      $  123.2
                                                       ========      ========      ========
         EARNINGS (LOSS) BEFORE
         INTEREST EXPENSE AND
         INCOME TAXES
         Construction Materials                        $   39.6      $   32.4      $    7.2
         Chemicals                                         10.8          22.4         (11.6)
                                                       --------      --------      --------
            Segment earnings                               50.4          54.8          (4.4)
         Interest income, etc                               1.0           1.5           (.5)
                                                       --------      --------      --------
                Total                                  $   51.4      $   56.3      $   (4.9)
                                                       ========      ========      ========
         IDENTIFIABLE ASSETS
         Construction Materials                        $2,075.1      $  789.6      $1,285.5
         Chemicals                                        471.4         462.3           9.1
                                                       --------      --------      --------
            Identifiable Assets                         2,546.5       1,251.9       1,294.6
         Investment in nonconsolidated affiliates
                                                           72.7          62.5          10.2
         General corporate assets                          62.9          62.0            .9
         Cash items                                        44.6          96.0         (51.4)
                                                       --------      --------      --------
                Total                                  $2,726.7      $1,472.4      $1,254.3
                                                       ========      ========      ========

4.       Effective Tax Rate

         In accordance with generally accepted accounting principles, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

5.       New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). SFAS 133 is required to be adopted for years beginning after June 15, 1999. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

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


Segment Sales and Earnings

Segment sales and earnings have been determined on a similar basis as used in prior Form 10-Q reports. Segment earnings are earnings before interest and income taxes and after allocation of corporate expenses and income, other than "interest income, etc.," (principally interest income earned on cash items and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services. Allocations are based primarily on average operating investment and customer sales.


Forward Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These include general business conditions, competitive factors, pricing, energy costs and other risks detailed in the Company's periodic reports.


Year 2000 Issue

Vulcan recognizes the importance of Year 2000 issues and has made resolution of these problems a priority by creating a Year 2000 Project Management Office with the appropriate authority and resources. The Company's Year 2000 Plan includes five stages--pre-project, planning, preparation, implementation and transition, which will overlap to a significant degree. The Year 2000 Project Management Office has organized teams at each major location to research Year 2000 compliance status, implement appropriate solutions, and conduct testing of computer hardware and network equipment, computer software, production equipment and instrumentation. It will also assist in identifying key customers and key suppliers. Vulcan is currently in the preparation and implementation stages, coordinating the necessary internal and external changes. The Company has received information concerning the Year 2000 status of most significant suppliers and selected customers, and believes plans are in place to appropriately remedy these issues in a timely manner. The Company plans to have implemented corrections to internal systems that are critical to its operations no later than the end of the third quarter of 1999. While some noncritical systems may not be addressed until after December 1999, Vulcan believes such systems will not significantly disrupt operations.

The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $5.0 million. This estimate is based on presently available information and will be updated as the Company finalizes its assessment and continues with implementation. In particular, the estimate may need to be increased once the Company has formulated its contingency plan. The business partner readiness assessment was completed in April 1999.

Management believes that the Company's Year 2000 Plan will resolve the issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In particular, if third-party providers, due to the Year 2000 issue, fail to provide Vulcan with components or materials that are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers, then any such failure could have a material adverse effect on the business operations and financial performance of the Company. The amount of potential liability and lost revenue has not been estimated.

The preliminary contingency plans were finalized in April 1999.

RESULTS OF OPERATIONS

First Quarter 1999 as Compared with First Quarter 1998

Vulcan's first quarter 1999 sales of $482.2 million were at a record level. Net earnings of $26.4 million, and $0.26 per share were second only to the record first quarter 1998 earnings and earnings per share of $36.5 million and $0.36 per share, respectively. As expected, certain items identified in Vulcan's January earnings release affected the first quarter earnings comparison. Primarily, the Chemicals segment experienced significant pricing declines in each of the two chloralkali co-products, caustic soda and chlorine. The acquisition of CalMat in January 1999 also resulted in some dilution to first quarter earnings.

Sales in 1999 were $482.2 million, up 34% from last year's total of $359.0 million. The segment detail of that increase is as follows (amounts in millions):

                                                         First Quarter Sales
                                                  -------------------------------
                                                                        Increase
                                                  1999       1998      (Decrease)
                                                  ----       ----      ----------
        Construction Materials                    $346.6    $193.3      $ 153.3
        Chemicals                                  135.6     165.7        (30.1)
                                                   -----     -----       ------
             Total                                $482.2    $359.0      $ 123.2
                                                   =====     =====       ======


Construction Materials reported record first quarter sales of $346.6 million, up 79% from the 1998 first quarter. Excluding CalMat and the 20 other aggregates operations added since the first quarter of 1998, aggregates sales and shipments were up 14 and 10 percent, respectively. CalMat sales and aggregates shipments were up 31 and 30 percent, respectively. Excluding the impact of CalMat and freight to remote distribution yards, aggregates prices increased 3%. Chemicals' first quarter sales of $135.6 million were down 18 percent from last year's first quarter. This decline resulted from lower prices for caustic soda, chlorine and several other chloralkali products, as ECU (Electro Chemical Unit ) values fell to their lowest levels in two decades.

Earnings before interest expense and income taxes were $51.4 million as compared to $56.3 million in the same period last year. The segment detail of this result is shown in the following summary (amounts in millions):

                                     First Quarter Earnings Before
                                   Interest Expense and Income Taxes *
                                   -----------------------------------
                                                          Increase
                                     1999        1998    (Decrease)
                                     ----        ----    ----------
         Construction Materials      $39.6      $32.4      $  7.2
         Chemicals                    10.8       22.4       (11.6)
                                     -----      -----      ------
            Segment earnings *        50.4       54.8        (4.4)
         Interest income, etc          1.0        1.5         (.5)
                                     -----      -----      ------
                Total                $51.4      $56.3      $ (4.9)
                                     =====      =====      ======

         * After allocation of corporate expense and income, other than "interest income, etc." (principally interest income earned on short-term investment of funds and gains or losses on corporate financing transactions), and after assignment of equity income to the segment with which it is related in terms of products and services.

The Construction Materials segment reported record first quarter earnings of $39.6 million up 22% from first quarter 1998. When non-comparable items are excluded from the quarterly earnings comparison, the Construction Materials segment earnings increased 46% from first quarter 1998. The Chemicals segment reported first quarter earnings of $10.8 million, down 52% from last year's first quarter earnings of $22.4 million. This reflects principally the lower chloralkali prices, partly offset by lower raw material costs, favorable non-operating items and improved margins within Performance Systems.

Selling, administrative and general expenses of $54.2 million for the first quarter of 1999 increased 16% from the 1998 level. This increase reflects primarily the addition of CalMat.

Other income, net of other charges, was $11.4 million as compared with $15.9 million for the first quarter of 1998. The decrease principally reflects significantly lower gains from sales of assets somewhat offset by a non-recurring settlement referable to a legal claim and higher earnings from the Company's joint venture to supply limestone from Mexico to the U.S. Gulf Coast market.

Interest expense of $11.6 million for the first quarter of 1999 increased $9.7 million from the first quarter of 1998. This increase resulted from the financing of the CalMat acquisition.

On April 12, 1999, the Company issued $500 million of unsecured notes. Although completed after the close of the quarter, the balance sheet and cash flow statements reflect this transaction as it was substantially in place prior to the close and best reflects the current status.

On April 26, 1999, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

             "In the first quarter of 1999, Vulcan emerged as the leading aggregates producer on the West Coast with the acquisition of CalMat. We also acquired eleven additional quarries in our traditional markets. Our Construction Materials markets are stronger than ever, and TEA21 is just beginning to have a favorable impact on our operations. The CalMat operations are improving, yielding greater opportunities than initially anticipated. Assuming a continuation of the strong construction activity in CalMat's markets, we now expect CalMat to be modestly accretive to earnings per share in 1999.

             "We continue to have a high level of confidence in the strong outlook for Construction Materials. However, the uncertain outlook for Chemicals makes it challenging to project overall results for the year. If Chemicals' markets stabilize, Vulcan's net earnings and earnings per share could approximate 1998's record results. On the other hand, a continued deterioration in Chemicals' markets could lead to a slight decline in total Company earnings."

                         LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $281.6 million at March 31, 1999, $88.6 million over the 1998 year-end amount of $193.0 million. This increase primarily resulted from the acquisition of CalMat. Working capital at March 31, 1999 increased $122.1 million from the same date last year. This increase also resulted primarily from the acquisition of CalMat.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.1 as of March 31, 1999. This compares to the 2.7 ratio at year-end 1998 and the 2.1 ratio at March 31, 1998. These decreases in the current ratio resulted from the increase in current debt items and decrease in marketable securities and cash resulting from the financing of the CalMat acquisition.

Cash Flows

Net cash provided by operations totaled $64.6 million in the first quarter of 1999, up $12.9 million from the $51.7 million generated in the same period last year. This increase reflects higher depreciation, depletion and amortization charges offset in part by the lower earnings. Cash used for investing activities was $851.4 million as compared with the 1998 total of $46.5 million. This increase principally reflects the increased business acquisitions. Net cash provided by financing activities totaled $650.8 million, as compared to the 1998 used for financing activities of $37.8 million. This net increase of cash provided for financing activities of $688.6 million resulted primarily from the financing of the CalMat acquisition with commercial paper and long-term debt.

Cash and cash equivalents, which totaled $44.6 million at March 31, 1999, were down $51.4 million from the $96.0 million a year ago.

On February 12, 1999, the Board of Directors declared a quarterly dividend of
19.5 cents per common share payable March 10, 1999. The new quarterly dividend represents a 12.7% (2.2 cents per share) increase over quarterly dividends paid in 1998.

Short-term Borrowings

Short-term borrowings as of March 31, 1999 consisted of notes payable to banks totaling $2.3 million and commercial paper of $247.8 million. The prior year amount consisted solely of notes payable to banks of $2.7 million. As stated above, on April 12, 1999, the Company issued $500 million of unsecured notes. The balance sheet and cash flow statements reflect this transaction as it was substantially in place prior to the close and best reflects the current status. This transaction restated $500 million of short-term borrowings (commercial paper) to long-term obligations.

Long-term Obligations

As of March 31, 1999, long-term obligations were 31.7% of long-term capital and 59.3% of shareholders' equity. The corresponding 1998 percentages were 6.6% and 8.3%.

Common Stock Transactions

On February 12, 1999, the Board of Directors approved an increase in the authorized common stock from 160 million shares to 480 million shares and a three-for-one stock split of the common stock effected on March 10, 1999.

The Company purchased 1,200 shares of common stock in the first quarter of 1999 at a total cost of $49.4 thousand, equal to an average price of $41.19 per share. Purchases of common stock in the first quarter of 1998 totaled 570,300 shares at a total cost of $19.4 million, equal to an average price of $34.02 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts as of March 31, 1999 and 1998 was not material. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential loss in the fair value of the underlying commodity swap and option contracts based on the fair value at March 31, 1999 of approximately $1.5 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. As substantially all of this debt is at fixed rates, a decline in market interest rates would potentially result in a subsequent increase in the fair value of the liability. At March 31, 1999, the estimated fair value of these debt instruments was $714.9 million. The effect of a hypothetical decline in the market interest rate of 1% would increase the fair value of the liability by approximately $41.8 million.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Exhibit 27.1 - Financial Data Schedule (EDGAR filing only)
               Exhibit 27.2 - Restated Financial Data Schedule for 1998
                            (EDGAR filing only)

         (b)   Reports on Form 8-K

               The Company filed a current report on Form 8-K on
                 January 7, 1999 pursuant to which the Company reported under item 2 the acquisition of CalMat Co.

               The Company filed a current report on Form 8-K on
                 February 9, 1999 pursuant to which the Company reported under item 5 the Press Release for the fourth quarter 1998.

               The Company filed a current report on Form 8-K on
                 February 17, 1999 pursuant to which the Company reported under item 5 the Amended Press Release for the fourth quarter 1998.

               The Company filed a current report on Form 8-K/A on
                 March 19, 1999 pursuant to which the Company reported under item 2 and Item 7 the financial statements of CalMat Co. and the combined proforma financial information giving effect to the acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VULCAN MATERIALS COMPANY



Date        May 17, 1999                    /s/ E. A. Khan
     ------------------------               ------------------------------------
                                            E. A. Khan
                                            Vice President and Controller


                                            /s/ P. J. Clemens, III
                                            ------------------------------------
                                            P. J. Clemens, III
                                            Executive Vice President - Finance
                                            and Administration and Treasurer