Form 10-Q
period 1999-06-30
VULCAN MATERIALS CO
filed 1999-08-04
CIK 103973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1999
                                          -----------------------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number  1-4033
                       --------

                            VULCAN MATERIALS COMPANY
                            ------------------------

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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares outstanding
          Class                                    at June 30, 1999
          -----                                    ----------------
Common Stock, $1 Par Value                            100,048,991

                            VULCAN MATERIALS COMPANY

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999


                                    Contents



                                                                          Page No.
PART I   FINANCIAL INFORMATION                                            --------

         Item 1.    Financial Statements
                    Condensed Consolidated Balance Sheets..................   1
                    Condensed Consolidated Statements of Earnings..........   2
                    Condensed Consolidated Statements of Cash Flows........   3
                    Notes to Condensed Consolidated Financial Statements...   4

         Item 2.    Management's Discussion and Analysis of Results
                      of Operations and Financial Condition................   8

         Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk..........................................  15


PART II  OTHER INFORMATION

         Item 5.    Other Information......................................  16
         Item 6.    Exhibits and Reports on Form 8-K.......................  17

SIGNATURES.................................................................  18

Vulcan Materials Company
and Subsidiary Companies

                                        (Thousands of Dollars)

Consolidated Balance Sheets        June 30     December 31     June 30
(Condensed and unaudited)            1999          1998          1998
                                ----------------------------------------
Assets

Cash and cash equivalents ...... $   77,455    $  180,560    $   76,782
Accounts and notes receivable:
  Accts. & notes recv., gross ..    370,764       228,652       278,512
  Less: Res. for doubtful accts     (11,931)       (7,391)       (8,053)
                                 ---------------------------------------
    Accts. & notes recv., net ..    358,833       221,261       270,459
Inventories:
  Finished products ............    135,763        99,814       104,460
  Raw materials ................     14,424        10,466        11,767
  Products in process ..........        858         1,183         1,199
  Operating supplies & other ...     37,867        32,217        30,194
                                 ---------------------------------------
    Inventories ................    188,912       143,680       147,620
Deferred income taxes ..........     37,528        24,923        20,277
Prepaid expenses ...............     11,492         5,949         6,188
                                 ---------------------------------------
  Total current assets .........    674,220       576,373       521,326
Invest. & long-term receivables      74,022        71,034        67,373
Property, plant and equipment:
  PP&E, cost ...................  3,191,608     2,280,755     2,181,990
  Less: Res. for DD&A .......... (1,759,910)   (1,384,971)   (1,339,677)
                                 ---------------------------------------
    Prop., plant & equip., net .  1,431,698       895,784       842,313
Goodwill .......................    544,261        94,008        87,665
Deferred chgs. & other assets ..     58,075        21,412        24,420
                                 ---------------------------------------
  Total ........................ $2,782,276    $1,658,611    $1,543,097
                                 =======================================

Liabilities and Shareholders' Equity

Current maturities of LTD ...... $   10,886    $    5,432    $    5,411
Notes payable ..................    251,447         2,353         2,385
Trade payables and accruals ....    139,621       107,382       120,199
Other current liabilities ......    142,020        96,295        95,811
                                 ---------------------------------------
  Total current liabilities ....    543,974       211,462       223,806
Long-term debt .................    688,737        76,533        76,879
Deferred income taxes ..........    171,197        98,473        94,702
Other noncurrent liabilities ...    155,000       118,443        89,233
Shareholders' equity ...........  1,223,368     1,153,700     1,058,477
                                 ---------------------------------------
  Total ........................ $2,782,276    $1,658,611    $1,543,097
                                 =======================================

Current ratio ..................        1.2           2.7           2.3

See accompanying Notes to Financial Statements

Vulcan Materials Company
and Subsidiary Companies

Consolidated Statements of Earnings
(Condensed and unaudited)

                                              (Thousands of Dollars)

                                    Three Months Ended     Six Months Ended
                                         June 30               June 30
                                    -----------------------------------------
                                      1999      1998       1999        1998

Net sales ....................      $611,530  $465,825  $1,093,752  $  824,788
Cost of goods sold ...........       453,093   318,925     837,105     588,407
                                    -----------------------------------------
Gross profit on sales ........       158,437   146,900     256,647     236,381
Selling, administrative &
  general expenses ...........        52,262    46,940     106,457      93,668
Other operating costs ........         4,866     1,572       8,896       3,927
Other income, net ............         5,588     5,010      16,053      19,202
                                     -----------------------------------------
Earnings before interest
  and income taxes ...........       106,897   103,398     157,347     157,988
Interest income ..............           938       969       1,920       2,656
Interest expense .............        13,689     1,559      25,294       3,506
                                     -----------------------------------------
Earnings before inc. taxes ...        94,146   102,808     133,973     157,138
Provision for inc. taxes .....        31,420    32,778      44,881      50,598
                                     -----------------------------------------
Net earnings .................      $ 62,726  $ 70,030  $   89,092  $  106,540
                                     =========================================
Basic earnings per share .....      $   0.62  $   0.69  $     0.88  $     1.05
Diluted earnings per share ...      $   0.61  $   0.68  $     0.87  $     1.04
                                     =========================================

Average common shares
  outstanding (in thousands):
    Basic ....................       100,962   101,149     100,863     100,994
    Assuming dilution ........       102,331   102,509     102,293     102,335

Cash dividends per share
  of common stock ............      $  0.195  $  0.173  $    0.390  $    0.347

Depreciation, depletion &
  amort. deducted above ......      $ 51,092  $ 34,802  $  100,059  $   67,881

Effective tax rate ...........          33.4%     31.9%       33.5%       32.2%

See accompanying Notes to Financial Statements

Vulcan Materials Company
and Subsidiary Companies

                                                  (Thousands of Dollars)

Consolidated Statements of Cash Flows                Six Months Ended
(Condensed and unaudited)                                 June 30
                                                  ----------------------
                                                     1999         1998

Operating Activities

Net earnings .................................... $  89,092    $106,540
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation, depletion and amortization ....   100,059      67,881
    Increase in assets before
      effects of business acquisitions ..........   (74,740)    (83,855)
    Increase (decrease) in liabilities before
      effects of business acquisitions ..........    (2,250)     17,315
    Other, net ..................................    (1,303)    (13,208)
                                                  ----------------------
Net cash provided by operating activities .......   110,858      94,673
                                                  ----------------------

Investing Activities

Purchases of property, plant and equipment ......  (170,057)    (94,489)
Pmt. for businesses acquired, net of acq. cash ..  (741,768)     (5,705)
Proceeds from sale of property, plant & equip. ..    59,840      23,838
Investment in nonconsolidated companies .........     1,500           -
                                                  ----------------------
Net cash used for investing activities ..........  (850,485)    (76,356)
                                                  ----------------------

Financing Activities

Net borrowings (payments) - commercial
  paper and bank lines of credit ................   249,094      (1,270)
Payment of short-term debt ......................   (91,133)     (5,050)
Payment of long-term debt .......................      (350)          -
Proceeds from issuance of long-term debt ........   496,875           -
Purchases of common stock .......................       (49)    (44,704)
Dividends paid ..................................   (39,369)    (35,086)
Contribution from minority interest
  of consolidated subsidiary ....................    12,105      10,307
Other, net ......................................     9,349       5,702
                                                  ----------------------
Net cash provided (used) for fin. activities ....   636,522     (70,101)
                                                  ----------------------

Net decrease in cash and cash equivalents .......  (103,105)    (51,784)
Cash and cash equivalents at beginning of year ..   180,560     128,566
                                                  ----------------------
Cash and cash equivalents at end of period ...... $  77,455    $ 76,782
                                                  ======================

See accompanying Notes to Financial Statements

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

2.    Acquisitions

      In January 1999, the Company completed its $31.00 per share tender offer for all of the outstanding shares of common stock of CalMat Co. ("CalMat") for a value of $740 million cash, plus $10 million of estimated acquisition costs. As of the acquisition, CalMat had fixed term debt of $118 million and $90 million in bank borrowings, both of which were assumed by the Company. The acquisition was funded by cash on hand and approximately $590 million of commercial paper. It is being accounted for under purchase accounting. The excess of the purchase price over the fair market value of net assets acquired is being amortized over 30 years. The estimated fair value of assets acquired and liabilities assumed were considered to be the best estimates as of the acquisition date and may be adjusted as more information is obtained.

      These estimates are summarized as follows (in thousands):

                  Current assets                                $ 165,978
                  Investments & long term receivables              13,527
                  Property and equipment                          545,971
                  Goodwill                                        443,128
                  Current liabilities                            (169,278)
                  Long-term debt                                 (128,730)
                  Deferred income taxes                           (89,447)
                  Other non-current liabilities                   (31,149)
                                                                ---------
                              Estimated Purchase Allocation     $ 750,000
                                                                =========

                  Consideration consisted of:
                      Cash on hand                              $150,000
                      Debt financing (a)                         590,000
                      Estimated direct acquisition costs          10,000
                                                                --------
                                                                $750,000
                                                                ========

         (a) This debt financing was initially all commercial paper. On April 12, 1999, $500 million was converted to long-term debt.

         On April 12, 1999, the Company issued $500 million of unsecured, noncallable notes in two series of $250 million each due on April 1, 2004 and on April 1, 2009. The 2004 notes have a 5.75% coupon and the 2009 notes have a 6.00% coupon. The net proceeds of these notes were used to retire a corresponding amount of the short-term commercial paper borrowings incurred to acquire CalMat. Although completed after the close of the first quarter, this financing was reflected in the first quarter's balance sheet and cash flow statements given that the Company had the ability and intent to refinance this portion of commercial paper on a long-term basis at March 31, 1999.

         The accompanying consolidated statement of earnings for the three and six months ended June 30, 1999 includes the results of operations of CalMat from its acquisition date.

         The following unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998 assume that the CalMat acquisition occurred as of January 1, 1998, (in millions, except per share amounts):


         PRO FORMA              Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                  1999      1998          1999         1998
                                 ------   -------       --------     -------
         Net Sales               $611.5   $ 591.3       $1,093.8     $1,040.0
         Net Earnings              62.7      68.4       $   89.1     $   94.6
         Earnings per share:
            Basic                $ 0.62   $  0.68       $   0.88     $   0.94
            Diluted              $ 0.61   $  0.67       $   0.87     $   0.92


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

         In addition to CalMat, the Company acquired five Construction Materials businesses in Arkansas, Georgia, and North Carolina, including eleven quarries, in the first quarter. During the second quarter, the Company acquired two quarries, one each in Texas and North Carolina. These acquisitions were not significant and are not included in the preceding pro forma.

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

         Following is the comparative segment financial disclosure (amounts in millions):

         SEGMENT FINANCIAL DISCLOSURE

                                                         Three Months Ended              Six Months Ended
                                                               June 30                        June 30
                                                         1999           1998           1999            1998
                                                         ----           ----           ----            ----
      NET SALES
        Construction Materials                          $479.8         $308.7       $  826.5          $502.0
        Chemicals                                        131.7          157.1          267.3           322.8
                                                        ------         ------       --------          ------
            Total                                       $611.5         $465.8       $1,093.8          $824.8
                                                        ======         ======       ========          ======

      EARNINGS (LOSS) BEFORE INTEREST AND
      INCOME TAXES
        Construction Materials                          $107.1         $ 87.5       $  146.7          $119.4
        Chemicals                                         (.2)           15.9           10.6            38.5
                                                        ------         ------       --------          ------
            Total                                       $106.9         $103.4       $  157.3          $158.0
                                                        ======         ======       ========          ======

                                                                     June 30, 1999         June 30, 1998
                                                                     -------------         -------------
      IDENTIFIABLE ASSETS
      Construction Materials                                           $2,080.3               $  897.2
      Chemicals                                                           483.2                  455.4
                                                                       --------               --------
         Identifiable Assets                                            2,563.5                1,352.6
      Investment in nonconsolidated affiliates                             73.9                   65.0
      General corporate assets                                             67.4                   48.7
      Cash items                                                           77.5                   76.8
                                                                       --------               --------
             Total                                                     $2,782.3               $1,543.1
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

5.       New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In May 1999, the FASB amended SFAS No. 133 deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

6.       Supplemental Cash Flow Information

         Supplemental information referable to the Consolidated Statements of Cash Flows as of June 30 is summarized below (amounts in thousands):

                                                                           1999            1998
                                                                           ----            ----
         Supplemental Disclosure of Cash Flow Information
         Cash paid during the period for:
             Interest, net of amount capitalized                         $ 17,435         $ 3,923
             Income taxes                                                  10,197          36,777

         Supplemental Schedule of Noncash Investing and Financing
         Activities
         Liabilities and long-term debt assumed in bus. acq.              386,292           1,456
             Fair value of stock issued in business acquisitions           10,580          34,568
             Debt issued in purchase of property, plant and equipment         645              -0-

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


Segment Sales and Earnings

Segment earnings are earnings before interest and income taxes and after allocation of corporate expenses and income, other than interest and after assignment of equity income to the segment with which it is related in terms of products and services. Allocations are based primarily on average operating investment and customer sales.


Forward Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These include general business conditions, competitive factors, pricing, energy costs and other risks detailed in the Company's periodic reports.


Year 2000 Issue

The Company recognizes the importance of Year 2000 issues and has made resolution of these problems a priority by creating a Year 2000 Project Management Office with the appropriate authority and resources. The Company's Year 2000 Plan includes five stages--pre-project, planning, preparation, implementation and transition, which will overlap to a significant degree. The Year 2000 Project Management Office has organized teams at each major location to research Year 2000 compliance status, implement appropriate solutions, and conduct testing of computer hardware and network equipment, computer software, production equipment and instrumentation. The teams also assisted in identifying key customers and key suppliers. The Company is currently in the preparation and implementation stages, coordinating the necessary internal and external changes and performing integration testing. The Company has received information concerning the Year 2000 status of most significant suppliers and selected customers, and believes plans are in place to appropriately remedy these issues in a timely manner. The Company plans to have implemented corrections to internal systems that are critical to its operations no later than the end of the third quarter of 1999. As appropriate, certain noncritical systems may be scheduled for correction after December 1999, and the Company believes such systems will not significantly disrupt operations.

The Company currently estimates that the total cost of implementing its Year 2000 Plan will not exceed $5.0 million. This estimate is based on presently available information and will be updated as the Company finalizes its assessment and continues with implementation. In particular, the estimate may need to be increased as the Company revises and finalizes its contingency plans. The preliminary business partner readiness assessment was completed in April 1999.

Management believes that the Company's Year 2000 Plan will resolve the issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In particular, if third-party providers, due to the Year 2000 issue, fail to provide the Company with components or materials that are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers, then any such failure could have a material adverse effect on the business operations and financial performance of the Company. The amount of potential liability and lost revenue has not been estimated.

The preliminary contingency plans were finalized in April 1999.

RESULTS OF OPERATIONS

Second Quarter 1999 as Compared with Second Quarter 1998

The Company's second quarter 1999 sales of $611.5 million were up 31% from the 1998 second quarter record of $465.8 million. This increase was essentially due to the acquisition of CalMat, which was completed in January. Pretax earnings totaled $94.1 million, and net earnings were $62.7 million or $0.61 per share (diluted). Comparable 1998 results were $102.8 million, $70.0 million and $0.68 per share, respectively. As indicated in the Company's July 19 earnings release and June 23 comments on business conditions, significant pricing declines in each of the two chloralkali co-products, caustic soda and chlorine, affected the earnings comparison.

Construction Materials reported record second quarter sales of $479.8 million, up 55% from the 1998 second quarter of $308.7 million. Excluding CalMat, aggregates shipments were up 6%, nearly half of which were from other recent acquisitions. CalMat shipments added another 19%. Excluding the impact of CalMat and freight to remote distribution yards, aggregates prices increased 3%. Chemicals' second quarter sales of $131.7 million were down 16% from last year's second quarter. This decline resulted from lower prices for caustic soda, chlorine and several other chloralkali products, as ECU (Electro Chemical Unit) values fell to their lowest levels in 25 years.

Earnings before interest and income taxes were $106.9 million as compared to $103.4 million in the same period last year. The Construction Materials segment reported record second quarter earnings of $107.1 million up 22% from second quarter 1998. The Chemicals segment reported a loss in the second quarter of $.2 million, down $16.1 million from last year's second quarter earnings of $15.9 million. This decline reflects principally the lower chloralkali prices, somewhat offset by higher volumes and lower raw material costs within Chloralkali and improved margins within Performance Systems.

Selling, administrative and general expenses of $52.3 million for the second quarter of 1999 increased 11% from the 1998 level. This increase reflects primarily the addition of CalMat, somewhat offset by decreases in several other items.

Other operating costs of $4.9 million increased significantly from last year's level of $1.6 million, reflecting primarily amortization of the goodwill associated with the CalMat acquisition.

Other income, net of other charges, was $5.6 million as compared with $5.0 million for the second quarter of 1998.

Interest expense of $13.7 million for the second quarter of 1999 increased $12.1 million from the second quarter of 1998. This increase resulted from the financing of the CalMat acquisition.

The effective tax rate for the quarter was 33.4%, up from last year's second quarter rate of 31.9%. This increase was primarily related to CalMat.

Year-to-Date Comparisons as of June 30, 1999 and June 30, 1998

Year-to-date the Company's sales were a record while the earnings and earnings per share reflected a 16% decline from the prior year. Net earnings were $89.1 million, or $0.87 per share (diluted), as compared with 1998 earnings and earnings per share of $106.5 million and $1.04. This earnings decline resulted primarily from the Chemicals segment as significant pricing declines in each of its two chloralkali co-products, caustic soda and chlorine adversely impacted profitability.

Sales of $1,094 million for the first six months of 1999 increased 33% from the first half 1998 total of $825 million. Construction Materials sales of $826.5 million were up 65% from 1998's $502.0 million. Excluding CalMat, aggregates shipments were up 9% with other recent acquisitions accounting for 4% of this increase. CalMat shipments added another 22%. Excluding the impact of CalMat and freight to remote distribution yards, aggregates prices increased 3%. Chemicals' first half sales of $267.3 million were down 17% from 1998's $322.8 million. This decline resulted from lower prices for caustic soda, chlorine and several other chloralkali products, as ECU values fell to their lowest levels in 25 years.

Earnings before interest and income taxes were $157.3 million as compared to $158.0 million in the same period last year. At $146.7 million, earnings in the Construction Materials segment increased 23% from the prior year's $119.4 million. Year-to-date the Chemicals segment reported earnings of $10.6 million, down $27.9 million from last year's earnings of $38.5 million. This decline reflects principally the lower chloralkali prices, only partially offset by higher volumes and lower raw material costs within Chloralkali and improved margins within Performance Systems.

Selling, administrative and general expenses reflected a 14% increase when compared to the first half of 1998. This increase reflects primarily the addition of CalMat, somewhat offset by decreases in several other items.

Other operating costs of $8.9 million increased significantly from last year's first half level of $3.9 million, reflecting primarily amortization of the goodwill associated with the CalMat acquisition.

Other income, net of other charges, was $16.1 million as compared with $19.2 million for 1998. This decrease principally reflects significantly lower gains from sales of assets somewhat offset by a first quarter non-recurring settlement referable to a legal claim.

Interest expense was $25.3 million for the first half of 1999 reflecting a $21.8 million increase from the prior year resulting from the financing of the CalMat acquisition.

The effective tax rate for the period was 33.5%, up from last year's rate of 32.2%. This increase was primarily related to CalMat.

On July 19, 1999, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

                     "Construction activity in most of our Construction
             Materials markets continued at a strong pace, even though TEA-21 has not yet been a factor. During the second half many of our markets should begin to see the impact of TEA-21, although the timing of projects will vary significantly from state to state.

                     "We are very pleased with the progress at CalMat, where
             both volumes and margins continue to improve. We are also on track to realize the projected cash flow referable to the liquidation of CalMat's real estate portfolio. Through June, we have generated over $50 million from these sales.

                      "Our Chemicals business, however, suffered from
             unprecedented weakness in the chloralkali markets with ECU prices declining to the lowest levels in over 25 years. Most industry forecasters believe ECU values may be at or near the trough for this cycle and expect some improvements in ECU values, led by improving chlorine prices, by the end of 1999. At current pricing levels, we would not expect any improvement in Chemicals' earnings for the remainder of the year.

                     "With respect to second half results for our Construction
             Materials business, CalMat should be modestly accretive while the earnings per share contribution from our traditional Construction Materials business should exceed last year's record results. As far as our overall earnings outlook for 1999 is concerned, barring a significant improvement in chloralkali markets, we expect earnings to fall below the record 1998 performance. "

                         LIQUIDITY AND CAPITAL RESOURCES


Working Capital

Working capital, exclusive of debt and cash items, totaled $323.9 million at June 30, 1999, 68% over the 1998 year-end amount of $193.0 million. This increase primarily resulted from the acquisition of CalMat. The $94.4 million increase from June 30, 1998 also resulted primarily from the acquisition of CalMat.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.2 as of June 30, 1999. This compares to the 2.7 ratio at year-end 1998 and the 2.3 ratio at June 30, 1998. These decreases in the current ratio resulted from the increase in current debt items and decrease in marketable securities and cash resulting from the financing of the CalMat acquisition.

Cash Flows

First half net cash provided by operations totaled $110.9 million, up from the $94.7 million generated in the same period last year. This $16.2 million increase in cash provided reflects higher depreciation, depletion and amortization charges offset in part by the lower earnings. Cash used for investing activities was $850.4 million as compared with the 1998 total of $76.4 million. This $774.0 increase in cash used principally reflects the heightened business acquisitions, primarily CalMat, net of the approximately $52.4 million of proceeds from the ongoing liquidation of the CalMat real estate portfolio. Net cash provided by financing activities totaled $636.5 million, as compared to the 1998 used for financing activities of $70.1 million. This net increase of cash provided for financing activities of $706.6 million resulted primarily from the financing of the CalMat acquisition with commercial paper and long-term debt.

Cash and cash equivalents, which totaled $77.5 million at June 30, 1999, were essentially flat compared to the $76.8 million a year ago.

Short-term Borrowings

Short-term borrowings as of June 30, 1999 consisted of notes payable to banks totaling $2.3 million, other notes payable of $.2 million, and commercial paper of $248.9 million. The prior year amount consisted solely of notes payable to banks of $2.4 million.

Long-term Obligations

As of June 30, 1999, long-term obligations were 30.8% of long-term capital and 56.3% of shareholders' equity. The corresponding 1998 percentages were 5.8% and 7.3%. These increases resulted from the increase in long-term debt pursuant to the financing of the CalMat acquisition and the debt assumed by the Company in this acquisition.

Common Stock Transactions

The Company purchased 1,200 shares of common stock in the first quarter of 1999 at a total cost of $49.4 thousand, equal to an average price of $41.19 per share. No shares were purchased in the second quarter of 1999. In the first six months of 1998, 1,259,700 shares were purchased at a total cost of $44.7 million, or $35.49 per share.

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE
                  ABOUT MARKET RISK

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts as of June 30, 1999 and 1998 was not material. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential loss in the fair value of the underlying commodity swap and option contracts based on the fair value at June 30, 1999 of approximately $1.5 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. As substantially all of this debt is at fixed rates, a decline in market interest rates would potentially result in a subsequent increase in the fair value of the liability. At June 30, 1999, the estimated fair value of these debt instruments was $687.9 million. The effect of a hypothetical decline in the market interest rate of 1% would increase the fair value of the liability by approximately $39.7 million.

                           PART II. OTHER INFORMATION


   ITEM 5.        OTHER INFORMATION

In January 1999, the Company acquired all of the outstanding common stock of CalMat. In connection with that acquisition, A. F. Gerstell, formerly the Chief Executive Officer and Chairman of CalMat, joined the Company's Board. Following the successful transition of CalMat into the Company, Mr. Gerstell has resigned from the Board effective on July 31, 1999. Mr. Gerstell will continue to act as a consultant to the Company pursuant to his existing Consulting Agreement with the Company and will continue to serve as Chairman of the National Stone Association.

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



                                    VULCAN MATERIALS COMPANY



Date  August 4, 1999                /s/ E.A. Khan
    ----------------------          -------------------------------------------
                                    E. A. Khan
                                    Vice President and Controller



                                    /s/ P.J. Clemens, III
                                    -------------------------------------------
                                    P. J. Clemens, III
                                    Executive Vice President - Finance and
                                    Administration and Treasurer