Form 10-Q
period 1999-09-30
VULCAN MATERIALS CO
filed 1999-11-02
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to  _________

Commission file number   1-4033

VULCAN MATERIALS COMPANY

(Exact name of registrant as specified in its charter)

New Jersey State or other jurisdiction of incorporation or organization)	63-0366371 (I.R.S. Employer Identification No.)

1200 Urban Center Drive, Birmingham, Alabama 35242 (Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code   (205) 298-3000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at September 30, 1999 100,055,096

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 1999 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	8
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES			17
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	September 30 1999	December 31 1998	September 30 1998

Assets
Cash and cash equivalents
Accounts and notes receivable:
    Accounts and notes receivable, gross
    Less: Allowance for doubtful accounts
      Accounts and notes receivable, net
Inventories
    Finished products
    Raw materials
    Products in process
    Operating supplies and other
      Inventories
Deferred income taxes
Prepaid expenses
      Total current assets
Investments and long-term receivables
Property, plant and equipment:
    Property, plant and equipment, cost
    Less: Reserve for depr., depl., & amort.
      Property, plant and equipment, net
Goodwill
Deferred charges and other assets
      Total

Liabilities and Shareholders'Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Shareholders' equity
      Total

Current ratio

$       84,615

403,019
      (11,505)
391,514

126,652
12,154
868
       34,560
174,234
37,745
       15,430
703,538
71,185

3,233,697
  (1,788,977)
1,444,720
537,796
       56,227
 $ 2,813,466

$       5,698
222,630
132,131
     134,247
494,706
687,815
180,765
159,928
   1,290,252
 $ 2,813,466

1.4

$      180,560

228,652
       (7,391)
221,261

99,814
10,466
1,183
       32,217
143,680
24,923
        5,949
576,373
71,034

2,280,755
  (1,384,971)
895,784
94,008
       21,412
 $ 1,658,611

$       5,432
2,353
107,382
      96,295
211,462
76,533
98,473
118,443
   1,153,700
 $ 1,658,611

2.7

$      110,427

287,939
       (8,006)
279,933

94,073
11,335
1,250
       32,374
139,032
21,413
        7,777
558,582
67,969

2,208,675
  (1,358,144)
850,531
87,495
       25,665
 $ 1,590,242

$       5,434
2,285
104,825
      92,639
205,183
76,599
97,534
99,626
   1,111,300
 $ 1,590,242

2.7

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
	(Thousands of Dollars)
Consolidated Statements of Earnings	Three Months Ended September 30		Nine Months Ended September 30
(Condensed and unaudited)	1999	1998	1999	1998

Net sales
Cost of goods sold
Gross profit on sales
Selling, administrative and
    general expenses
Other operating costs
Other income, net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 656,436 477,518 178,918 48,321 5,978 13,056 137,675 1,085 13,657 125,103 39,319	$ 509,465 334,120 175,345 47,073 1,939 4,455 130,788 1,348 1,622 130,514 40,587	$1,750,187 1,314,621 435,566 154,778 14,874 29,108 295,022 3,003 38,950 259,075 84,200	$1,334,253 922,528 411,725 140,742 5,866 23,659 288,776 4,003 5,128 287,651 91,185
Net Earnings	$ 85,754	$ 89,927	$ 174,875	$ 196,466
Basic earnings per share Diluted earnings per share	$ 0.85 $ 0.84	$ 0.90 $ 0.88	$ 1.73 $ 1.71	$ 1.95 $ 1.92
Average common shares outstanding (thousands)	101,055	100,848	100,928	100,945
Average common shares outstanding assuming dilution (thousands)	102,264	102,117	102,284	102,261
Cash dividends per share of common stock	$ 0.195	$ 0.173	$ 0.585	$ 0.520
Depreciation, depletion and amortization deducted above	$ 52,404	$ 34,598	$ 152,463	$ 102,479
Effective tax rate	31.4%	31.1%	32.5%	31.7%

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Nine Months Ended September 30
(Condensed and unaudited)	1999	1998

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     Increase in assets before
        effects of business acquisitions
     Increase (decrease) in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 174,875 152,463 (95,648) (8,681) (2,053) 220,956	$ 196,466 102,479 (90,871) 4,944 (14,441) 198,577

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
Withdrawal of earnings from nonconsolidated companies
        Net cash used for investing activities

	(233,155) (740,270) 64,084 4,020 (905,321)	(139,627) (5,716) 26,490 -0- (118,853)

Financing Activities
Net borrowings (payments) - commercial paper and
  bank lines of credit
Payment of short-term debt
Payment of long-term debt
Proceeds from issuance of long-term debt
Purchases of common stock
Dividends paid
Contribution from minority interest of consolidated subsidiary
Other, net
        Net cash provided by (used for) financing activities

	220,276 (96,527) (1,180) 496,875 (49) (59,075) 17,951 10,149 588,420	(1,368) (5,184) (165) -0- (65,003) (52,579) 20,007 6,429 (97,863)
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of year Cash and cash equivalents at end of period	(95,945) 180,560 $ 84,615	(18,139) 128,566 $ 110,427

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

These estimates are summarized as follows (in thousands):
Current assets Investments & long term receivables Property and equipment Goodwill Current liabilities Long-term debt Deferred income taxes Other non-current liabilities Estimated Purchase Allocation	$165,978 13,527 545,971 443,128 (169,278) (128,730) (89,447) (31,149) $750,000

Consideration consisted of:
Cash on hand Debt financing (a) Estimated direct acquisition costs	$150,000 590,000 10,000 $750,000

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

The accompanying consolidated statement of earnings for the three and nine months ended September 30, 1999 includes the results of operations of CalMat from its acquisition date.

The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998 assume that the CalMat acquisition occurred as of January 1, 1998, (in millions, except per share amounts):

PRO FORMA	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Net Sales	$656.4	$658.4	$1,750.2	$1,698.5
Net Earnings	$85.8	$98.0	$174.9	$192.6
Earnings per share: Basic Diluted	$0.85 $0.84	$0.97 $0.96	$1.73 $1.71	$1.91 $1.88

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

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
NET SALES Construction Materials Chemicals Total	$523.0 133.4 $656.4	$352.2 157.3 $509.5	$1,349.5 400.7 $1,750.2	$854.2 480.1 $1,334.3
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$137.0 .7 $137.7	$112.5 18.3 $130.8	$283.6 11.4 $295.0	$232.0 56.8 $288.8

	Sept. 30, 1999	Sept. 30, 1998
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets Investment in nonconsolidated affiliates General corporate assets Cash items Total	$2,082.0 498.5 2,580.5 71.0 77.4 84.6 $2,813.5	$900.6 459.0 1,359.6 67.2 53.0 110.4 $1,590.2

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

6.   Supplemental Cash Flow Information

Supplemental information referable to the Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (amounts in thousands).

	1999	1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest, net of amount capitalized Income taxes	$20,465 65,360	$ 4,292 86,549
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Liabilities and long-term debt assumed in business acquisitions Fair value of stock issued in business acquisitions Debt issued in purchase of property, plant and equipment	386,292 10,580 645	1,456 34,568 -0-

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

Year 2000 Issue

The Company recognized the importance of Year 2000 issues and began remediation efforts on internal business systems in 1996 and made resolution of Year 2000 issues a priority across the Company in 1997 by creating a Year 2000 Project Management Office with the appropriate authority and resources. As of September 30, 1999 the company has implemented corrections to internal systems that are critical to its operations and is now Year 2000 ready. Contingency plans for the Company's Key Business Operations have been developed and will be reexamined in the fourth quarter. As appropriate, certain non-critical systems may be scheduled for correction after December 1999, and the Company believes such systems will not disrupt operations.

The Company's Year 2000 Plan included five stages--pre-project, planning, preparation, implementation and transition, which have overlapped to a significant degree. The Year 2000 Project Management Office organized teams at each major location to research Year 2000 compliance status, implement appropriate solutions, and conduct testing of computer hardware and network equipment, computer software, production equipment and instrumentation. The teams also assisted in identifying key customers and key suppliers. The Company is currently in the preparation and implementation stages, completing the few remaining non-critical changes.

The preliminary supplier and customer readiness assessment was completed in April 1999. The Company has received information concerning the Year 2000 status of most significant suppliers and selected customers, and believes that these business partners have plans in place to appropriately remedy their Year 2000 issues in a timely manner. Communication with critical customers and suppliers will continue in the fourth quarter.

The Company has spent less than the original estimate of $5.0 million to implement its Year 2000 Plan. After the cost of completing the few remaining non-critical changes, we expect the total cost to remain below the original estimate.

Management believes that the Company's Year 2000 Plan has resolved the issue. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In particular, if third-party providers, due to the Year 2000 issue, fail to provide the Company with components or materials that are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers, then any such failure could have a material adverse effect on the business operations and financial performance of the Company. The amount of potential liability and lost revenue has not been estimated.

RESULTS OF OPERATIONS

Third Quarter 1999 as Compared with Third Quarter 1998

The Company's third quarter 1999 sales of $656.4 million were up 29% from the 1998 third quarter record of $509.5 million. This increase was essentially due to the acquisition of CalMat, which was completed in January. Pretax earnings totaled $125.1 million, and net earnings were $85.8 million or $0.84 per share (diluted). Comparable 1998 results were $130.5 million, $89.9 million and $0.88 per share, respectively. The earnings comparison was influenced principally by lower caustic soda prices.

Construction Materials reported record third quarter sales of $523.0 million, up 48% from the 1998 third quarter of $352.2 million. Excluding CalMat, aggregates shipments were up 2%. CalMat shipments increased 6% over their 1998 level. Excluding the impact of CalMat and freight to remote distribution yards, aggregates prices increased 3%. Chemicals' third quarter sales of $133.4 million were down 15% from last year's third quarter. Sales suffered from lower prices for caustic soda, chlorine and several other chloralkali products. ECU (Electro Chemical Unit) prices improved slightly over the prior quarter's levels but were well below the levels realized in any other preceding quarter within the last 25 years.

Earnings before interest and income taxes were $137.7 million as compared to $130.8 million in the same period last year. The Construction Materials segment reported record third quarter earnings of $137.0 million up 22% from third quarter 1998. The Chemicals segment reported third quarter earnings of $.7 million, down significantly from last year's third quarter earnings of $18.3 million. The unprecedented weakness in the ECU prices was somewhat offset by improved earnings within Performance Systems.

Selling, administrative and general expenses of $48.3 million for the third quarter of 1999 increased 3% from the 1998 level. This increase reflects the addition of CalMat, offset by lower accruals for incentive compensation costs.

Other operating costs of $6.0 million increased significantly from last year's level of $2.0 million, reflecting primarily amortization of the goodwill associated with the CalMat acquisition.

Other income, net of other charges, was $13.1 million as compared with $4.5 million for the third quarter of 1998. The increase reflects principally a settlement referable to a legal claim. Also, the Company's joint venture to supply limestone from Mexico to the U.S. Gulf Coast market recorded higher earnings.

Interest expense of $13.7 million for the third quarter of 1999 increased $12.0 million from the third quarter of 1998. This increase resulted from the financing of the CalMat acquisition.

The effective tax rate for the quarter was 31.4%, up from last year's third quarter rate of 31.1%. This increase was primarily related to CalMat.

Year-to-Date Comparisons for the Nine Months ended Sept. 30, 1999 and Sept. 30, 1998

Year-to-date the Company's sales were a record while the earnings and earnings per share reflected a 11% decline from the prior year. Net earnings were $174.9 million, or $1.71 per share (diluted), as compared with 1998 earnings and earnings per share of $196.5 million and $1.92. This earnings decline resulted primarily from the Chemicals segment as significant pricing declines in each of its two chloralkali co-products, caustic soda and chlorine adversely impacted profitability.

Sales of $1,750.2 million for the first nine months of 1999 increased 31% from the comparable 1998 total of $1,334.3 million. Construction Materials sales of $1,349.5 million were up 58% from 1998's $854.2 million. Excluding CalMat, aggregates shipments were up 7% with other recent acquisitions accounting for 2% of this increase. CalMat shipments added another 21%. Excluding the impact of CalMat and freight to remote distribution yards, aggregates prices increased 3%. Chemicals' sales of $400.7 million were down 17% from 1998's $480.1 million. This decline resulted from lower prices for caustic soda, chlorine and several other chloralkali products, as ECU values were at their lowest levels in 25 years.

Earnings before interest and income taxes were $295.0 million as compared to $288.8 million in the same period last year. At $283.6 million, earnings in the Construction Materials segment increased 22% from the prior year's $232.0 million. Year-to-date the Chemicals segment reported earnings of $11.4 million, down significantly from last year's earnings of $56.8 million. This decline reflects principally the lower chloralkali prices, only partially offset by higher volumes within Chloralkali and improved margins within Performance Systems.

Selling, administrative and general expenses reflected a 10% increase when compared to 1998. This increase reflects primarily the addition of CalMat, somewhat offset by decreases in several other items.

Other operating costs of $14.9 million increased significantly from the prior year's year-to-date level of $5.9 million, reflecting primarily amortization of the goodwill associated with the CalMat acquisition.

Other income, net of other charges, was $29.1 million as compared with $23.7 million for 1998. This increase principally reflects settlements referable to legal claims somewhat offset by significantly lower gains from sales of assets.

Interest expense was $39.0 million reflecting a $33.8 million increase from the prior year resulting from the financing of the CalMat acquisition.

The effective tax rate for the period was 32.5%, up from last year's rate of 31.7%. This increase was primarily related to CalMat.

On October 18, 1999, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

       "I am very pleased that our Construction Materials business achieved record sales and earnings. CalMat continued to realize significant gains in aggregates shipments and was slightly accretive to third quarter earnings per share. Our other Construction Materials operations also turned in another strong performance notwithstanding a one percent decline in aggregates shipments due to the impact of severe weather in certain markets offset by a 3 percent increase from acquisitions. Our present backlog within Construction Materials is strong and we do not foresee a slowdown in demand for aggregates. TEA-21 is also beginning to boost demand for aggregates, but the impact on shipments varies widely depending on each state's readiness to initiate new projects.

       "Chemicals' results were in line with our expectations. ECU prices during the quarter, although slightly higher than the preceding quarter, remained near historical lows. The severe hot weather in the third quarter resulted in curtailment of electric power to industrial users including our chloralkali business. We were able to sell electric power and thereby more than offset the impact of lost production. I am also pleased that Performance Systems continues to improve.

       "Through the first nine months of this year, we made no open market purchases of Vulcan stock. In the fourth quarter we resumed purchases of Vulcan common stock under the Company's long-standing share purchase program."

       Turning to the outlook for Vulcan's businesses, Mr. James stated "This year's fourth quarter results will be influenced heavily by the pace of the recovery in chlorine and caustic soda prices, as it appears that the trough in the current chloralkali cycle is behind us. As far as Construction Materials is concerned, fourth quarter results are always subject to the impact of weather on construction activity. Based on our current expectations, we believe that fourth quarter results will be slightly below 1998's record results.

       "We remain optimistic about the longer term outlook for both of our businesses. TEA-21 should have a significant positive impact on Construction Materials in 2000 and beyond. In 2000, barring significant increases in interest rates, other construction activity should remain at or near current levels. Within Chemicals, Chloralkali results should benefit from an expected cyclical upturn, and Performance Systems results should continue to improve."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $371.9 million at September 30, 1999, 93% over the 1998 year-end amount of $193.0 million. This increase primarily resulted from the acquisition of CalMat. The $119.0 million increase from September 30, 1998 also resulted primarily from the acquisition of CalMat.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.4 as of September 30, 1999. This compares to the 2.7 ratio at both year-end 1998 and September 30, 1998. These decreases in the current ratio resulted from the increase in current debt items and decrease in marketable securities and cash resulting from the financing of the CalMat acquisition.

Cash Flows

Net cash provided by operating activities totaled $221.0 million during the first nine months of 1999 up from the $198.6 million generated in the same period last year. This $22.4 million increase in cash provided reflects higher depreciation, depletion and amortization charges offset in part by the lower earnings. Cash used for investing activities was $905.3 million as compared with the 1998 total of $118.9 million. This $786.4 million increase in cash used principally reflects business acquisitions, primarily CalMat, net of the approximately $55.9 million of proceeds from the ongoing liquidation of the CalMat real estate portfolio. Net cash provided by financing activities totaled $588.4 million, as compared to the 1998 used for financing activities of $97.9 million. This net increase of cash provided for financing activities of $686.3 million resulted primarily from the financing of the CalMat acquisition with commercial paper and long-term debt.

Cash and cash equivalents, which totaled $84.6 million at September 30, 1999, were down $25.8 million from a year ago.

Short-term Borrowings

Short-term borrowings as of September 30, 1999 consisted of notes payable to banks totaling $2.1 million, other notes payable of $.2 million, and commercial paper of $220.3 million. The prior year amount consisted solely of notes payable to banks of $2.3 million.

Long-term Obligations

As of September 30, 1999, long-term obligations were 29.7% of long-term capital and 53.3% of shareholders' equity. The corresponding 1998 percentages were 5.5% and 6.9%. These increases resulted from the increase in long-term debt pursuant to the financing of the CalMat acquisition and the debt assumed by the Company in this acquisition.

Common Stock Transactions

At the time of the CalMat acquisition, CalMat owned 1,200 shares of common stock in the Company which the Company purchased as part of the acquisition at a total cost of $49.4 thousand, equal to an average price of $41.19 per share. No other shares were purchased through the third quarter of 1999. In the first nine months of 1998, 1,832,000 shares were purchased at a total cost of $65.0 million, or $35.48 per share.

For a number of years, the Company has regularly purchased its own shares in the open market under its long-standing share purchase program. Factors considered in such purchases include cash flow generation, alternative investment opportunities, debt levels, and share price. The Company acquired CalMat in January of 1999 and financed a significant part of the purchase price with debt. Subsequently, the Company elected not to purchase shares in the open market. In October 1999, the Company resumed share purchases under the existing share authorizations. The amount, if any, of future share purchases will be determined by management from time to time based upon various factors, including those listed above.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts as of September 30, 1999 and 1998 was not material. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential loss in the fair value of the underlying commodity swap and option contracts based on the fair value at September 30, 1999 of approximately $1.5 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. As substantially all of this debt is at fixed rates, a decline in market interest rates would potentially result in a subsequent increase in the fair value of the liability. At September 30, 1999, the estimated fair value of these debt instruments was $674.9 million. The effect of a hypothetical decline in the market interest rate of 1% would increase the fair value of the liability by approximately $37.5 million.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 27 - Financial Data Schedule (EDGAR filing only)
Exhibit 27 - Restated Financial Data Schedule for 1998 (EDGAR filing only)

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

Date        November 2, 1999

E. A. Khan

Vice President and Controller

P. J. Clemens, III

Executive Vice President - Finance and Administration
and Treasurer