Form 10-K
period 1999-12-31
VULCAN MATERIALS CO
filed 2000-03-28
CIK 103973

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   1-4033

                            VULCAN MATERIALS COMPANY
             (Exact name of registrant as specified in its charter)

                          NEW JERSEY                                                63-0366371
--------------------------------------------------------------         -----------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)


         1200 URBAN CENTER DRIVE, BIRMINGHAM, ALABAMA                                    35242
--------------------------------------------------------------         -----------------------------------------
           (Address of principal executive offices)                                    (Zip Code)


Registrant's telephone number, including area code      (205) 298-3000
                                                     --------------------
Securities registered pursuant to Section 12(b) of the Act:


               Title of each class                                     Name of each exchange on which registered
              COMMON STOCK, $1 PAR VALUE                                        NEW YORK STOCK EXCHANGE
--------------------------------------------------------------         -----------------------------------------

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

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES AS OF FEBRUARY 29, 2000: $3,982,494,047

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   COMMON STOCK, $1.00 PAR VALUE, AS OF FEBRUARY 29, 2000: 100,734,902 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
(2) Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 12, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------

                            VULCAN MATERIALS COMPANY
         CROSS REFERENCE SHEET FOR DOCUMENTS INCORPORATED BY REFERENCE


                                                         HEADING IN ANNUAL REPORT                             PAGE IN
                FORM 10-K                                   TO SHAREHOLDERS FOR                                ANNUAL
                ITEM NO.                                YEAR ENDED DECEMBER 31, 1999                           REPORT

1.   Business (Financial Results by          Segment Financial Data for the 3 Years Ended
      Business Segments)                      December 31, 1999-Note 11, Segment Data                          52-53

3.   Legal Proceedings                       Note 9, Other Commitments and Contingent Liabilities                 52

7.   Management's Discussion and             Management's Discussion and Analysis of Results of
      Analysis of Financial Condition         Operations and Financial Condition                               40-44
      and Results of Operations
                                             Financial Terminology                                                64

7A.  Quantitative and Qualitative            Management's Discussion and Analysis of Results of
      Disclosures About Market Risk           Operations and Financial Condition                                 44

8.   Financial Statements and                Consolidated Statements of Earnings                                  36
      Supplementary Data                     Consolidated Balance Sheets                                          37
                                             Consolidated Statements of Cash Flows                                38
                                             Consolidated Statements of Shareholders' Equity                      39
                                             Notes to Consolidated Financial Statements                         45-54
                                             Management's Responsibility for Financial Reporting
                                              and Internal Control                                                35
                                             Independent Auditors' Report                                         35
                                             Net Sales, Net Earnings and Earnings Per Share
                                              Quarterly Financial Data for Each of the 2 Years
                                              Ended December 31, 1999 and 1998 (Unaudited)                       62

14.  Exhibits, Financial Statement           Consolidated Statements of Earnings
      Schedules and Report on                Consolidated Balance Sheets                                          36
      Form 8-K                               Consolidated Statements of Cash Flows                                37
                                             Consolidated Statements of Shareholders' Equity                      38
                                             Notes to Consolidated Financial Statements                           39
                                             Management's Responsibility for Financial Reporting               45-54
                                              and Internal Control
                                             Independent Auditors' Report                                         35
                                             Net Sales, Net Earnings and Earnings Per Share                       35
                                              Quarterly Financial Data for Each of the 2 Years
                                              Ended December 31, 1999 and 1998 (Unaudited)                        62


         HEADING IN PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS
                            TO BE HELD MAY 12, 2000

10.  Directors and Executive Officers        Election of Directors; Nominees for Election to the Board of
      of the Registrant                       Directors; Directors Continuing in Office; Section 16(a)
                                              Beneficial Ownership Reporting Compliance


11.  Executive Compensation                  Compensation of Directors; Executive Compensation; Option
                                               Grants in 1999; Report of the Compensation Committee;
                                               Aggregated Option Exercises in Last Fiscal Year and Fiscal
                                               Year End Option Values; Shareholder Return Performance
                                               Presentation; Retirement Income Plan: Change in Control
                                               Employment Agreements.

12.  Security Ownership of Certain           Stock Ownership of Certain Beneficial Owners;
      Beneficial Owners and                    Stock Ownership of Management
      Management

                            VULCAN MATERIALS COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1999


                                    CONTENTS



     PART          ITEM                                                                                     PAGE

       I             1      Business                                                                          1
                     2      Properties                                                                        4
                     3      Legal Proceedings                                                                 6
                     4      Submission of Matters to a Vote of Security Holders                               8
                    4a.     Executive Officers of the Registrant                                              9


      II             5      Market for the Registrant's Common Equity and Related
                               Stockholder Matters                                                           10
                     6      Selected Financial Data                                                          11
                     7      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                                     11
                    7A.     Quantitative and Qualitative Disclosure About Market Risk                        11
                     8      Financial Statements and Supplementary Data                                      12
                     9      Changes in and Disagreements with Accountants on Accounting and
                               Financial Disclosure                                                          12


      III           10      Directors and Executive Officers of the Registrant                               12
                    11      Executive Compensation                                                           12
                    12      Security Ownership of Certain Beneficial Owners and
                               Management                                                                    12
                    13      Certain Relationships and Related Transactions                                   13


      IV            14      Exhibits, Financial Statement Schedules, and Reports on                          13
                               Form 8-K

                    --      Signatures                                                                       19

                                     PART 1


ITEM 1.  BUSINESS

         Vulcan Materials Company, a New Jersey corporation incorporated in 1956, and its subsidiaries (together called the "Company") are principally engaged in the production, distribution and sale of construction materials ("Construction Materials") and industrial and specialty chemicals ("Chemicals"). Construction Materials and Chemicals are both reported as segments. The Company is the nation's foremost producer of construction aggregates, a major producer of other construction materials and a leading chemicals manufacturer, supplying chloralkali and other industrial and specialty chemicals.

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

         The Company conducts research and development activities for both of its business segments. The Construction Materials research and development facility is located in Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas and Columbus, Georgia. In general, the Company's research and development effort is directed to applied technological development relating to the use of its Construction Materials and Chemicals products as well as for the manufacturing or processing of its Chemicals products. The Company spent approximately $1,281,000 in 1997, $984,000 in 1998 and $1,231,000 in 1999 on research and development activities for its Construction Materials segment. The Company spent approximately $9,474,000 in 1997, $8,641,000 in 1998 and $8,803,000 in 1999 on research and development activities for its Chemicals segment.

         The Company estimates that capital expenditures for environmental control facilities in the current fiscal year (2000) and the succeeding fiscal year (2001) will be approximately $11,500,000 and $4,200,000, respectively, for the Construction Materials segment, and $7,000,000 and $1,500,000, respectively, for the Chemicals segment.

         The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulty in obtaining the required sources of energy required for its operations.

         In 1999, the Construction Materials segment employed an average of approximately 7,520 people. The Chemicals segment employed an average of approximately 1,540 people. The Company's corporate office employed an average of approximately 185 people. The Company considers its relationship with its employees to be good.

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

CONSTRUCTION MATERIALS

         The Company's construction materials business consists of the production and sale of construction aggregates and other construction materials and related services. Construction aggregates include crushed stone, sand and gravel, rock asphalt, recrushed concrete and crushed slag (a by-product of steel production) and are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Construction aggregates constituted approximately 66% of the dollar volume of the Construction Materials segment's 1999 sales, as compared to 84% in both 1998 and 1997.

         Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in relatively close proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi and Tennessee-Tombigbee river systems and the Gulf Coast which are served by the Company's river quarries, areas served by rail-connected quarries, and the areas along the U.S. coast served by ocean-going vessels that transport stone from the Company's joint venture operation in Mexico. The Company's construction aggregates are sold in 21 states and the District of Columbia.

         In January 1999, the Company acquired the stock of CalMat Co., the leading producer of construction aggregates and asphalt mix in California. Additionally, during 1999, the Company acquired 20 construction aggregates facilities and opened four greenfield sites.

         Shipments to customers of all construction aggregates from the Company's domestic operations in 1999 totaled approximately 220 million tons.

         As of year-end 1999, the Company, either directly or indirectly or through joint ventures, operated 193 permanent reserve-supplied aggregates production facilities in 17 states and Mexico for the production of crushed stone (limestone and granite), sand and gravel, and rock asphalt with estimated reserves totaling approximately 9.5 billion tons.

         As of year-end 1999, the Company, either directly or indirectly or through joint ventures, operated 19 recrushed concrete plants, 4 slag plants, and various other types of plants which produce fine grind, dolomitic lime and other aggregates.

         Other Construction Materials products and services include asphalt mix and related products, ready-mixed concrete, trucking services, barge transportation, paving construction, and several other businesses.

         As of year-end 1999, the Company operated 58 asphalt plants in 8 states and 32 ready-mixed concrete plants in 5 states.

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

CHEMICALS

         The Chemicals segment is organized into two business units: the Chloralkali Business Unit which manages the Company's line of chloralkali products and related businesses, and the Performance Chemicals Business Unit which manages the Company's specialty chemicals and services business.

         The principal inorganic chemicals produced by the Chloralkali Business Unit's three manufacturing facilities described in Item 2 below are chlorine, caustic soda (sodium hydroxide), caustic potash (potassium hydroxide), hydrochloric acid (muriatic acid) and potassium carbonate. In addition, the Chloralkali Business Unit uses chlorine or hydrogen chloride and various hydrocarbons (primarily, ethylene, methanol and vinyl chloride monomer) to produce an associated and varied line of chlorinated hydrocarbon products, including methyl chloride, methylene chloride, chloroform, ethylene dichloride, perchloroethylene, methyl chloroform and pentachlorophenol. Principal markets for the Chloralkali Business Unit's chemical products include pulp and paper, energy, food, pharmaceuticals, cleaning, chemical processing, fluorocarbons, water management and textiles.

         In the paper industry caustic soda is used primarily in the kraft and sulfite pulping processes. Chlorine is used in potable water disinfection and sewage management, to remove impurities from recycled aluminum and as an ingredient to make other chlorinated products. Caustic soda and caustic potash are used in the production of soaps and detergents. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. The Company supplies hydrochloric acid to the energy industry for stimulation of oil and gas wells. Hydrochloric acid, caustic soda, caustic potash and methylene chloride are used by the food and pharmaceutical industries. Perchloroethylene, methylene chloride and methyl chloroform are used in industrial cleaning applications. Perchloroethylene is also used in the dry cleaning industry and in the manufacture of refrigerants. Ethylene dichloride (EDC) is used in the manufacture of PVC and pentachlorophenol is used in wood or utility pole treatment. The Chloralkali Business Unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products. Products sold to this market segment include hydrochloric acid, chlorine, caustic soda, caustic potash, potassium carbonate and various chlorinated hydrocarbons. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants, cleansers, chocolate and other chemicals. The Company sells chloroform, methyl chloroform, perchloroethylene and other chlorinated hydrocarbons to the fluorocarbons market as feedstock for manufacturing refrigerants.

         In 1998, the Company announced the formation of a joint venture with Mitsui & Co., Ltd., to construct a new chloralkali plant and expand EDC production capacity at the Company's current manufacturing site in Geismar, Louisiana. This joint venture was structured to take advantage of the Company's manufacturing and domestic marketing capabilities and Mitsui's access to global EDC markets. It is anticipated that the new chloralkali plant will begin production in June 2000, and the expanded EDC plant will begin production in October 2000.

         In February 2000, the Company combined its specialty chemicals businesses into one business unit called Vulcan Performance Chemicals. The new business unit includes Callaway Chemical Company, Callaway's Mayo Division, Callaway Chemical Limited, Vulcan Chemical Technologies and Vulcan's sodium chlorite business. These businesses formerly operated as the Company's Performance Systems Business Unit. Vulcan Performance Chemicals offers a blend of products, services, technologies and manufacturing capabilities for customers in a variety of industries, with emphasis on pulp and paper, textiles and water management. Additionally, Vulcan Performance Chemicals intends to expand into the petrochemical, mining and utilities markets.

         The Company competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company also competes for sales to customers located outside the United States, with sales to such export customers currently accounting for approximately 11% of the sales of the Company's Chemicals segment.

         Underground reserves of salt, a basic raw material used by the Chloralkali Business Unit in the production of chlorine and caustic soda, are located near the Company's Wichita, Kansas and Geismar, Louisiana plants. The Company purchases salt for its Port Edwards, Wisconsin plant. Ethylene, methanol and vinyl chloride monomer, the other major raw materials used in the Chloralkali Business Unit, and various chemicals used as raw materials by Vulcan Performance Chemicals are purchased from several different suppliers. Sources of salt, ethylene, methanol, vinyl chloride monomer and various other raw material chemicals are believed to be adequate for the Company's operations, and the Company does not anticipate any material difficulty in obtaining the raw materials which it uses.

         Certain of the Company's chemical operations are subject to the Resource Conservation and Recovery Act ("RCRA"). Under the corrective action requirements of RCRA, the Environmental Protection Agency ("EPA") must identify facilities subject to RCRA's hazardous waste permitting provisions where past practices have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases. If the results of the

RFI determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require Corrective Measures Implementation ("CMI") by the facility owner - essentially, implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

         The Company expects to incur RFI and CMS costs over the next several years at its Geismar and Wichita manufacturing facilities. For each of these three facilities, the RFI and CMS results will determine whether the EPA subsequently requires a CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI and CMS costs that currently can be reasonably estimated, the Company has determined that its accrued reserves are adequate to cover such costs. However, the total costs which ultimately may be incurred by the Company in connection with discharging its obligations under RCRA's corrective action requirements cannot reasonably be estimated at this time.

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

FINANCIAL RESULTS BY BUSINESS SEGMENTS

         Net sales, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 1999, are reported on pages 52 and 53 (Note 11 of the Notes to Financial Statements) in the Company's 1999 Annual Report to Shareholders, which referenced pages of said report are incorporated herein by reference.

ITEM 2.  PROPERTIES

CONSTRUCTION MATERIALS

         The Company's current estimate of approximately 9.5 billion tons of zoned and permitted aggregates reserves is approximately 1.2 billion tons more than the estimate reported at the end of 1998. These reserves include aggregates reserves in Mexico owned or controlled by the Company's Mexican joint venture. Increases in the Company's reserves have resulted from 1999 acquisitions. Management believes that the quantities of zoned and permitted reserves at the Company's aggregates facilities are sufficient to result in an average life of approximately 45 years at present operating levels. See Note 1 to the table of the Company's 10 largest active aggregates facilities on page 5 for a description of the method used by the Company for estimating the years of life of reserves.

         The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

         Of the 193 permanent reserve-supplied aggregates production facilities which the Company operates directly or through joint ventures, 67 are located on owned land, 30 are on land owned in part and leased in part, and 96 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 2000 to 2105. Most of the Company's leases have options to extend them well beyond their current terms.

         Due to transportation costs, the marketing areas for most aggregates facilities in the construction aggregates industry are limited, often consisting of a single metropolitan area or one or more counties or portions thereof. The following table itemizes the Company's 10 largest active aggregates facilities in terms of the quantity of aggregates reserves, with nearby major metropolitan areas (if applicable) shown in parentheses:

                                                               ESTIMATED
                                                               YEARS OF LIFE                     LEASE
                                                               AT AVERAGE                        EXPIRATION
                                                               RATE OF          NATURE OF        DATE, IF
LOCATION                                         PRODUCT       PRODUCTION (1)   INTEREST         APPLICABLE (2)
------------------------------------------------ ------------- ---------------- ---------------- ----------------

McCook (Chicago), Illinois                       Limestone        77.3          Owned

Paducah, Kentucky                                Limestone        41.0          Leased                (4)

Grayson (Atlanta), Georgia                       Granite          Over 100      Owned

Playa Del Carmen, Mexico (3)                     Limestone        98.8          Owned

Gray Court (Greenville), South Carolina          Granite          Over 100      Owned

Warrenton, Virginia (Washington, D.C.)           Diabase          Over 100      Leased                (4)

Kennesaw (Atlanta), Georgia                      Granite          37.5          Owned

Manteno, Illinois                                Limestone        Over 100      Leased                (4)

Skippers, Virginia                               Granite          91.6          Leased               2016

Lawrenceville (Norfolk/Virginia                  Granite          57.5          31% Owned
   Beach), Virginia                                                             69% Leased            (5)


--------------------------------
(1) Estimated years of life of aggregates reserves are based on the average annual rate of production of the facility for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.
(2)       Renewable by the Company through date shown.
(3) The Playa Del Carmen, Mexico location is owned by the Company's joint venture in Mexico. Its ranking in this table is based on counting 49% of its reserves, which represents the Company's ownership interest in the entity which owns the reserves. This facility's estimated years of life at average rate of production is based on 100% of the reserves.
(4) Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky facility are owned.
(5) Leases expire as follows: 8% in 2020, 9% in 2024, 47% in 2044 and 5% in 2045.

CHEMICALS

         Manufacturing facilities for the chemicals produced by the Chloralkali Business Unit are owned and operated by the Company at Wichita, Kansas, Geismar, Louisiana, and Port Edwards, Wisconsin. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured by the Company's Chloralkali Business Unit. The Wichita facility also manufactures sodium chlorite for the Performance Chemicals Business Unit. The Port Edwards plant produces chlorine, caustic soda, muriatic acid, caustic potash and potassium carbonate, and manufactures sodium hydrosulfite for the Performance Chemicals Business Unit.

         All of the facilities at Wichita are located on a 1,518-acre tract of land owned by the Company. Mineral rights for salt are held by the Company under two leases that are automatically renewable from year to year unless terminated by the Company and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, the Company owns 120 acres of salt reserves and 108 acres of water reserves. The Company maintains an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of its process steam requirements. The Company has placed this cogeneration facility in reserve and is purchasing most of its requirements for electric power from a local utility at favorable rates pursuant to a long-term agreement. Through a separate agreement with this utility, the Company does operate its cogeneration unit upon the request of the utility at various times during the summer peak electricity demand period, selling the cogenerated electricity to the utility under profitable rates.

         The facilities at Geismar are located on a 2,185-acre tract of land owned by the Company. Included in the facilities at the Geismar plant is an electric power cogeneration facility owned by the Company which supplies substantially all of the electricity and process steam required by the plant. Mineral rights for salt are held under a lease which may be extended, at the Company's option, through 2037.

         The plant facilities at Port Edwards are located on a 34-acre tract of land, the surface rights to which are owned by the Company. Currently, the Company purchases its salt and electrical power requirements for the Port Edwards facility from regional sources of supply.

         Manufacturing facilities for chemicals produced by Vulcan Performance Chemicals (other than sodium chlorite and sodium hydrosulfite which are respectively produced at Wichita and Port Edwards) are operated by subsidiaries of the Company. The Performance Chemicals Business Unit owns two production facilities in Columbus, Georgia and additional production facilities in Smyrna, Georgia, Dalton, Georgia and Shreveport, Louisiana. The Performance Chemicals Business Unit also has an office and small production facility on leased property in Vancouver, British Columbia.

         The Company's Chemicals manufacturing facilities are designed to permit a high degree of flexibility as to raw material feedstocks, product mix and product ratios; therefore, actual plant production capacities vary according to these factors. Management does not believe, however, that there is material excess production capacity at the Company's Chemicals facilities.

OTHER PROPERTIES

         The Company relocated its corporate offices to a newly constructed office complex in Birmingham, Alabama late in 1998. Headquarters staffs for the Construction Materials and Chemicals segments, the Southern Division of the Construction Materials segment, and Vulcan Gulf Coast Materials, Inc., also are located in this complex. The space is leased through December 31, 2013 and consists of approximately 189,000 square feet. The annual rental for each year in the initial 5 year period, the second 5 year period and the final 5 year period of the lease will be approximately $3.0 million, $3.2 million and $3.4 million, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         In the course of its Construction Materials and Chemicals operations, the Company is subject to occasional governmental proceedings and orders pertaining to occupational safety and health or to protection of the environment, such as proceedings or orders relating to noise abatement, air emissions or water discharges. As part of its continuing program of stewardship in safety, health and environmental matters, the Company has been able to resolve such proceedings and to comply with such orders without any materially adverse affects on its business.

         The Company also is a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the probable outcome of, or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not adversely affect the consolidated financial position of the Company to a material extent. In addition to those lawsuits in which the Company is involved in the ordinary course of business, certain other legal proceedings involving the Company are more specifically described below.

         The Company received an August 1991 letter from the State of New Jersey Department of Environmental Protection ("NJDEP") concerning a site located in Newark, New Jersey, which the Company previously owned and upon which the Company operated a chemicals production facility from the early 1960s until 1974. The NJDEP's letter asserts that hazardous substances and pollutants contaminate the site and that a Remedial Investigation/ Feasibility Study ("RI/FS") is required in order to determine the nature and extent of such contamination and whether a site remedial action plan should be developed. In November 1991, the Company received from the NJDEP a "Directive and Notice to Insurers" (the "Directive") purporting to direct the Company to pay within thirty (30) days to the NJDEP $1,000,000 to be used by it in conducting an RI/FS at the site. The NJDEP also asserted that it may have the right to cause a lien to be placed against the real and personal property of the Company to secure the payment of any such amounts. Although the NJDEP has not withdrawn its Directive, the NJDEP has informally agreed that it would not seek to enforce its Directive if the Company participated in the RI/FS for this site. In August 1993, two other allegedly responsible parties, Safety-Kleen Environsystems Company and Bristol-Meyers Squibb Company (collectively, the "Respondents"), entered into an Administrative Consent Order ("ACO") issued by the NJDEP in regard to the site. The ACO contains certain findings of fact by the NJDEP, together with provisions governing the conduct by the Respondents of an RI/FS for the site and remedial actions, if any, resulting therefrom. Under a separate agreement with Respondents and certain successors, the Company shared in the cost of the RI/FS. The results of the now completed RI/FS have been presented to the NJDEP, and the Department is in the process of determining what site remediation is required under the ACO, if any. If site remediation is required, the Respondents or the NJDEP might assert that the Company should bear some responsibility in connection with such remediation.

         In a March 1994 letter, the EPA notified the Company that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") with respect to the Jack's Creek/Sitkin Smelting Superfund Site (the "Site") in Pennsylvania, a secondary smelting facility that operated from 1958 until declaring bankruptcy in 1977. The Pennsylvania Department of Environmental Protection ("PADEP") also has asserted a claim for investigation and response costs allegedly incurred at the Site, and state and federal trustees have asserted claims for alleged natural resources damages. In September 1997, the EPA issued a Record of Decision ("ROD") for the Site, which included selection of a remedy. The EPA estimated the total costs of implementing and thereafter operating and maintaining the selected remedy to be a total net present value of $12,500,000; however, there remain several uncertainties and contingencies regarding this estimate. The Company and over 30 other PRPs formed the Jack's Creek PRP Group (the "PRP Group") to respond to the claims asserted by the EPA, the PADEP and others. In December 1998, the PRP Group entered into a settlement with the EPA, the U.S. Department of Justice and the PADEP. That settlement is embodied in a Consent Decree now lodged with the U.S. District Court. Under the Consent Decree, the PRP Group commits to design and implement the remedy selected in the ROD. In consideration of that commitment, the EPA will forgive the unreimbursed past response costs it allegedly incurred and certain future oversight costs it expects to incur. The Consent Decree also incorporates both the PRP Group's settlement of the PADEP's claims for past response costs and future oversight costs and a settlement between the PRP Group and some 100 de minimis parties. These de minimis settlers will pay approximately $3.2 million into a "special fund" held by the EPA,

95% of which amount will be available to reimburse the PRP Group for costs incurred in design and implementation of the remedy. The Consent Decree does not include any settlement of natural resource damage claims. In January 1999, the PRP Group executed an Amended and Restated Contribution Agreement allocating the costs of implementing the remedy pursuant to the Consent Decree among the PRP Group members; the Company's allocated share is 1.96%. Concurrently, the PRP Group executed a settlement agreement with the current owner and operator of the Site, providing for the owner/operator's contribution of certain in-kind services and materials toward performance of the remedy.

         In July 1996, the Company received a copy of a Complaint filed by Amoco Chemical Company ("Amoco") in the U.S. District Court (Southern District of Texas); the Company is included among the more than 100 named defendants. The Complaint alleges that certain of the defendants are present or former owners or operators of a Texas smelting facility most recently operated by the now bankrupt Tex Tin Corporation (the "Tex Tin Site") and that the remainder of the defendants, including the Company, generated CERCLA hazardous substances which were sent to the Tex Tin Site. The Complaint further alleges that plaintiff, Amoco, together with defendant Tex Tin Corporation, entered into a March 1990 ACO with the EPA, and that under the ACO, Amoco conducted certain remedial investigations until May 1993, during which time the Tex Tin Site was included on the National Priorities List ("NPL") as a Superfund site. The Tex Tin Site was removed then from the NPL by order of the U.S. Court of Appeals (D.C. Circuit). The action brought by Amoco asserts that Amoco spent over $8 million in conducting these past remedial investigations, that Amoco will incur costs in the future relating to the Tex Tin Site, and that all such costs, together with pre- and post-judgment interest, are CERCLA response costs for which defendants are liable to Amoco, either jointly and severally or in contribution. The Company had previously received a September 1989 CERCLA ss.104(e) Notice Letter from EPA-Region 6 asserting that the Company is a PRP liable for remediation of the Tex Tin Site and reimbursement of EPA oversight costs. In September 1998, the Tex Tin Site was again placed on the NPL, and in May 1999, a ROD was issued by the EPA proposing a remedy for the Tex Tin Site with an estimated total cost of approximately $28 million. At the direction of the Court, the parties to this litigation, including the Company, are participating in on-going mediated negotiations, both as to settlement of the pending litigation and a related CERCLA settlement under which the remediation of the Tex Tin Superfund Site would be effectuated. The Company is participating in the mediation with 15 other companies on a joint defense basis.

         At present, the Company cannot predict the likelihood of either a favorable or unfavorable outcome as to any of the matters specifically described above, or the amount of any potential loss or losses in the event of any unfavorable outcome or outcomes as to any and all of the above-described matters; however, the Company does not believe that any such loss or losses would affect the consolidated financial position of the Company to a material extent.

         The Company's subsidiary, CalMat Co., which was acquired in January 1999, received a federal grand jury subpoena in 1998 requesting information concerning its Fresno, California asphalt operations. The subpoena was issued as part of an investigation by the U.S. Department of Justice, Antitrust Division ("DOJ") into possible violations of antitrust laws by CalMat Co. regarding these operations for certain years prior to 1998. Shortly after the Company received the subpoena, the DOJ advised the Company that CalMat Co. was a target of this investigation. On February 29, 2000 after CalMat Co. responded to the subpoena and several CalMat Co. employees testified before the Grand Jury, the DOJ advised the Company that its investigation of this matter has been closed.

         Note 9, Other Commitments and Contingent Liabilities on page 52 of the Company's 1999 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, positions and ages of the executive officers of the Company are as follows:


NAME                           POSITION                                                               AGE

Donald M. James                Chairman and Chief Executive Officer                                    51

Peter J. Clemens, III          Executive Vice President, Finance & Administration and Treasurer        56

Guy M. Badgett, III            Senior Vice President-Construction Materials, East, and                 51
                                   President, Southeast Division

William F. Denson, III         Senior Vice President, General Counsel and Secretary                    56

Robert A. Wason IV             Senior Vice President, Corporate Development                            48

Richard K. Carnwath            Vice President, Planning and Development                                51

J. Wayne Houston               Vice President, Human Resources                                         50

Ejaz A. Khan                   Vice President, Controller and Chief Information Officer                43

John A. Heilala                President, Chloralkali Business Unit                                    59

John L. Holland                President, Performance Chemicals Business Unit                          57

William L. Glusac              President, Midwest Division                                             49

Daniel J. Leemon               President, Midsouth Division                                            61

Ronald G. McAbee               President, Mideast Division                                             53

Thomas R. Ransdell             President, Southwest Division                                           57

Daniel F. Sansone              President, Vulcan Gulf Coast Materials Division                         47
                               President, Southern Division

James W. Smack                 President, CalMat Division                                              56


         The principal occupations of the executive officers during the past five years are set forth below:

         Donald M. James, was elected Chairman of the Board of Directors in May 1997. He became President and Chief Executive Officer in February 1997. Prior to that he served as President and Chief Operating Officer.

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

         William F. Denson, III, was elected Senior Vice President and General Counsel in May 1999. Prior to that date he served as Senior Vice President-Law. He has also served as Secretary since April 1981.

         Robert A. Wason IV was elected Senior Vice President, Corporate Development in December 1998. From 1996 until 1998 he served as President, Performance Systems Business Unit. Prior to that time he had served as Executive Vice President, Performance Systems.

         Richard K. Carnwath has served as Vice President, Planning and Development since 1985.

         J. Wayne Houston was elected Vice President, Human Resources in October 1997. Prior to that time he served as Director of Compensation and Benefits.

         Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed as Chief Information Officer as well in February 2000. Prior to that he served as Controller.

         John A. Heilala has served as President, Chloralkali Business Unit since May 1996. From 1994 until 1996, he served as Executive Vice President, Chloralkali.

         John L. Holland joined the Company in December 1998 as President of the newly-renamed Performance Chemicals Business Unit. Prior to that he served as President of BetzDearborn Water Management Group and Group Vice President, BetzDearborn, Inc.

         William L. Glusac has served as President, Midwest Division, since
1994.

         Daniel J. Leemon has served as President, Midsouth Division, since
1993.

         Ronald G. McAbee was appointed President of Mideast Division in January 1999. Prior to that time he served as Vice President, East Region of the Midsouth Division.

         Thomas R. Ransdell has served as President, Southwest Division since 1994. He also served as President, Vulcan Gulf Coast Materials, Inc., from 1987 to May 1997.

         Daniel F. Sansone was appointed President, Southern Division in July 1999 and President, Vulcan Gulf Coast Materials Division in May 1997. Prior to that time he served as Vice President, Finance.

         James W. Smack was appointed President of CalMat Division effective January 1999. Prior to that time he served as President, Mideast Division.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 29, 2000, the number of shareholders of record approximated 3,618. The closing price of the Common Stock on the New York Stock Exchange on February 29, 2000, was $40.00. The prices in the following table represent the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange.

       QUARTER ENDED                      1999                           1998
       -------------                      ----                           ----
                                    HIGH         LOW              HIGH          LOW
                                    ----         ---              ----          ---
       March 31                  $ 48.13     $ 40.75           $ 37.83      $ 31.50
       June 30                     50.75       39.63             39.90        34.83
       September 30                51.25       34.31             40.75        33.63
       December 31                 44.13       34.81             44.67        31.33

         Dividends paid in 1999 totaled $78,730,000, as compared with $70,015,000 paid in 1998. On February 11, 2000, the Board of Directors authorized a quarterly dividend of $.21 per share of Common Stock payable March 10, 2000 to holders of record on February 25, 2000. This quarterly dividend represents a 7.7% increase over quarterly dividends paid in 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected statement of operations, per share data and balance sheet data for each of the 5 years ended December 31, 1999 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements on pages 35 through 39 and 45 through 54 of the Company's 1999 Annual Report to Shareholders, which are incorporated herein by reference.

                                                            Year Ended December 31
------------------------------------------------------------------------------------------------------
                                        1999         1998          1997           1996           1995
------------------------------------------------------------------------------------------------------
                                                     (Amounts in millions, except per share data)

Net sales                             $2,355.8      $1,776.4      $1,678.6      $1,568.9      $1,461.0

Net earnings                          $  239.7      $  255.9      $  209.1      $  188.6      $  166.2

Net earnings per:
     Basic shares outstanding         $   2.38      $   2.54      $   2.06      $   1.81      $   1.56
     Diluted shares outstanding       $   2.35      $   2.50      $   2.03      $   1.79      $   1.54

Total assets                          $2,839.5      $1,658.6      $1,449.2      $1,320.6      $1,215.8
Long-term obligations                 $  698.9      $   76.5      $   81.9      $   85.5      $   90.3
Cash dividends declared per share     $   0.78      $   0.69      $   0.63      $   0.56      $   0.49


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 40 through 44 and "Financial Terminology" on page 64 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 44 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information relative to this item is included in the Company's 1999 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

                                                                                                     PAGE
    Consolidated Financial Statements                                                                36-39

    Notes to Consolidated Financial Statements                                                       45-54

    Management's Responsibility for Financial Reporting and Internal Control                          35

    Independent Auditors' Report                                                                      35

    Net Sales, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of
         the 2 Years Ended December 31, 1999 and 1998 (Unaudited)                                     62


         With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 7, 7A, 8 and 14, the Company's 1999 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No information is required to be included herein pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         On or before March 30, 2000, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "2000 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 2000 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is made to the information provided in Part I, Item 4(a) of this Annual Report on Form 10-K. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) during 1998, and of Form 5 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) with respect to 1998, the Company has not identified any persons subject to
Section 16(a) of the Securities Exchange Act of 1934 who failed to file on a timely basis required forms, except that Guy M. Badgett, III, Senior Vice President-Construction Materials, East, Robert A. Wason IV, Senior Vice President, Corporate Development, and Daniel J. Leemon, President, Midsouth Division, all filed a Form 5 late with respect to shares gifted to family members. The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 1999," "Report of the Compensation Committee," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Shareholder Return Performance Presentation," "Retirement Income Plan" and "Change in Control Employment Agreements" included in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the headings "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" included in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         An executive officer of the Company, Daniel F. Sansone, serves as the chief executive officer of three companies in which the Company has a 51%, 50% and 49% interest, respectively. Each of the companies reimburses the Company for a portion of Mr. Sansone's salary and bonus. In 1999, the total amount of this reimbursement was $154,000.

         On January 6, 1999, the Company entered into a Consulting Agreement with A. Frederick Gerstell, the former chairman and chief executive officer of CalMat Co., which the Company acquired in 1999. Pursuant to the Consulting Agreement, Mr. Gerstell receives a monthly retainer of $10,600 in exchange for his consulting services. This Consulting Agreement will terminate in June 2000. Mr. Gerstell also received a grant of 3,126 restricted shares pursuant to the Consulting Agreement on January 6, 2000.

         Other than the foregoing, no information is required to be included herein pursuant to Item 404 of Regulation S-K, which requires disclosure of certain information with respect to certain relationships or related transactions of the directors and management.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) (1) FINANCIAL STATEMENTS

         The following financial statements are included in the Company's 1999 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:


                                                                                                   PAGE
     Consolidated Statements of Earnings                                                            36

     Consolidated Balance Sheets                                                                    37

     Consolidated Statements of Cash Flows                                                          38

     Consolidated Statements of Shareholders' Equity                                                39

     Notes to Consolidated Financial Statements                                                   45-54

     Management's Responsibility for Financial Reporting and Internal Control                       35

     Independent Auditors' Report                                                                   35

     Net Sales, Net Earnings and Earnings Per Share Quarterly Financial Data for                    62
             each of the 2 Years Ended December 31, 1999 and 1998 (Unaudited)

         (A) (2) FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule for the years ended December 31, 1999, 1998 and 1997 is included in Part IV of this report on the indicated page:

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


EXHIBIT (3)(I)  Certificate of Incorporation (Restated 1988) of the Company
                filed as Exhibit 3(i) to the Company's 1998 Form 10-K Annual
                Report (File No. 1-4033).(1)

EXHIBIT(3)(II)  By-laws of the Company, as restated February 2, 1990, and as last amended February 12, 1999, filed as Exhibit 3(ii) to the Company's 1998 Form 10-K Annual Report (File No. 1-4033).(1)

EXHIBIT (4)(A)  Distribution Agreement dated as of May 14, 1991, by and among the Company, Goldman, Sachs & Co., Lehman Brothers and Salomon
                Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May
                2, 1991 (Registration No. 33-40284).(1)

EXHIBIT (4)(B)  Indenture dated as of May 1, 1991, by and between the Company and First Trust of New York (as successor trustee to Morgan
                Guaranty Trust Company of New York) filed as Exhibit 4 to the
                Form S-3 on May 2, 1991 (Registration No. 33-40284).(1)

EXHIBIT (10)(A) The Management Incentive Plan of the Company, as last amended and restated filed as Exhibit 10(a) to the Company's 1989 Form
                10-K Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(B) The 1991 Long-Range Performance Share Plan of the Company
                filed as Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(C) The Employee Special Severance Plan of the Company filed as
                Exhibit 10(g) to the Company's 1989 Form 10-K Annual Report
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(D) The Unfunded Supplemental Benefit Plan for Salaried Employees
                filed as Exhibit 10(d) to the Company's 1989 Form 10-K Annual
                Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(E) The 1983 Long-Term Incentive Plan, as last amended and restated, filed as Exhibit 10(f) to the Company's 1989 Form
                10-K Annual Report (File No. 1-4033).(1)(2)


EXHIBIT (10)(F) The Deferred Compensation Plan for Directors Who Are Not
                Employees of the Company, as last amended and restated on February 17, 1996 filed as Exhibit 10(g) to the Company's 1995
                Form 10-K Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(G) The 1996 Long-Term Incentive Plan of the Company filed as
                Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(H) The Directors Deferred Stock Plan of the Company filed as
                Exhibit 10(i) to the Company's 1995 Form 10-K Annual Report
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(I) The Restricted Stock Plan for Nonemployee Directors of the
                Company filed as Exhibit 10(i) to the Company's 1997 Form 10-K
                Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(J) Executive Deferred Compensation Plan filed as Exhibit 10(j) to the Company's 1998 Form 10-K Annual Report (File No.
                1-4033).(1)(2)

EXHIBIT (10)(K) Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(k) to the Company's 1998 Form 10-K Annual Report
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(L) Consulting Agreement with A. Frederick Gerstell dated January
                6, 1999 filed as Exhibit 10(l) to the Company's 1998 Form 10-K
                Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(M) Change in Control Employment Agreement Form. [single trigger](2)

EXHIBIT (10)(N) Change in Control Employment Agreement Form.[double trigger](2)

EXHIBIT (12)    Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1999 (set forth on page 18 of this report).

EXHIBIT (13)    The Company's 1999 Annual Report to Shareholders.

EXHIBIT (21)    List of the Company's subsidiaries as of December 31, 1999.

EXHIBIT (23)    Consent of Deloitte & Touche LLP

EXHIBIT (24)    Powers of Attorney

EXHIBIT (27)    Financial Data Schedule (Electronic Submission Only).


         Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1999, will be filed as one or more amendments to this Form 10-K on or before June 28, 2000, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

(1)  Incorporated by reference.
(2)  Management Contract or Compensatory Plan.

                          INDEPENDENT AUDITORS' REPORT

Vulcan Materials Company:


We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 1999, 1998 and 1997 and for the years then ended, and have issued our report thereon dated February 4, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Vulcan Materials Company and its subsidiary companies, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.


/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Birmingham, Alabama
February 4, 2000

                                                                    SCHEDULE II


               VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1999, 1998 and 1997
                              Amounts in Thousands


               Column A                   Column B       Column C       Column D         Column E          Column F
--------------------------------------- -------------- --------------- -------------- --------------- ---------------
                                                        Additions      Additions
                                         Balance at     Charged to     Charged to                        Balance at
                                         Beginning      Costs and         Other                                 End
             Description                 of Period       Expenses       Accounts        Deductions        Of Period
--------------------------------------- -------------- --------------- -------------- --------------- ---------------

                 1999
Accrued Environmental Costs              $  3,973       $     145       $  4,844        $    162  (1)      $  8,800
Accrued Reclamation Costs                       0           3,144         23,460           3,045             23,559
Doubtful Receivables                        7,391             (40)         5,381           3,010  (2)         9,722
All Other(3)                                1,958           6,772          7,512           7,257              8,985


                 1998
Accrued Environmental Costs              $  4,285        $  6,848                       $  7,160  (1)      $  3,973
Doubtful Receivables                        7,548           1,312                          1,469  (2)         7,391
All Other(3)                                1,374           2,282                          1,698              1,958


                 1997
Accrued Environmental Costs              $  3,732        $  1,069                       $    516  (1)      $  4,285
Doubtful Receivables                        8,106             885                          1,443  (2)         7,548
All Other(3)                                1,687           2,010         $  208           2,531              1,374



(1)   Expenditures on environmental remediation projects.
(2)   Write-offs of uncollected accounts and worthless notes, less recoveries.
(3) Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.

                                                                     EXHIBIT 12


               VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        For the Years Ended December 31
                              Amounts in Thousands

                                                      1999          1998          1997           1996          1995
------------------------------------------------ ------------- ------------- ------------- -------------- -------------
Fixed charges:
   Interest expenses before capitalization
      Credits                                     $   53,022    $    7,224    $    8,074     $    9,263    $   11,396
   Amortization of financing costs                       267            93           104            164           109
   One-third of rental expense                        20,798        13,668         9,735          9,663         9,532
                                                  -----------   -----------   -----------    ----------     ---------
       Total fixed charges                        $   74,087    $   20,985    $   17,913     $   19,090    $   21,037
                                                  ==========    ==========    ==========     ==========    ==========


Net earnings                                         239,693       255,908       209,145        188,595       166,240
Provisions for income taxes                          111,868       118,936        91,356         96,985        92,181
Fixed charges                                         74,087        20,985        17,913         19,090        21,037
Capitalized interest credits                          (4,445)         (442)       (1,160)          (627)         (297)
Amortization of capitalized interest                     693           715           708            674         1,031
                                                  ----------    ----------    ----------     ----------   -----------
   Earnings before income taxes as adjusted       $  421,896    $  396,102    $  317,962     $  304,717    $  280,192
                                                  ==========    ==========    ==========     ==========    ==========


Ratio of earnings to fixed charges                       5.7          18.9          17.8           16.0          13.3

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.

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


                SIGNATURE                                    TITLE                               DATE


        /s/ D. M. James                        Chairman and Chief Executive Officer           March 28, 2000
-------------------------------------            (Principal Executive Officer)
         D. M. James


       /s/ P. J. Clemens, III                  Executive Vice President, Finance              March 28, 2000
-------------------------------------            and Administration and Treasurer
         P. J. Clemens, III                      (Principal Financial Officer)


       /s/ E. A.  Khan                         Vice President, Controller                     March 28, 2000
------------------------------------             and Chief Information Officer
         E.A. Khan                              (Principal Accounting Officer)


The following directors:

Marion H. Antonini                            Director
Philip J. Carroll, Jr.                        Director
Livio D. DeSimone                             Director
Phillip W. Farmer                             Director
John K. Greene                                Director
Douglas J. McGregor                           Director
Ann D. McLaughlin                             Director
James V. Napier                               Director
Donald B. Rice                                Director
Herbert A. Sklenar                            Director
Orin R. Smith                                 Director

By    /s/  William F. Denson, III
    --------------------------------
          William F. Denson, III                                March 28, 2000
            Attorney-in-Fact

                                    EXHIBITS


                                       TO


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                       OF


                            VULCAN MATERIALS COMPANY


                              FILED MARCH 28, 2000


                         COMMISSION FILE NUMBER 1-4033

                                 EXHIBIT INDEX
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1999


EXHIBIT (3)(I)  Certificate of Incorporation (Restated 1988) of the Company
                filed as Exhibit 3(i) to the Company's 1998 Form 10-K Annual
                Report (File No. 1-4033).(1)

EXHIBIT(3)(II)  By-laws of the Company, as restated February 2, 1990, and as last amended February 12, 1999, filed as Exhibit 3(ii) to the Company's 1998 Form 10-K Annual Report (File No. 1-4033).(1)

EXHIBIT (4)(A)  Distribution Agreement dated as of May 14, 1991, by and among the Company, Goldman, Sachs & Co., Lehman Brothers and Salomon
                Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May
                2, 1991 (Registration No. 33-40284).(1)

EXHIBIT (4)(B)  Indenture dated as of May 1, 1991, by and between the Company and First Trust of New York (as successor trustee to Morgan
                Guaranty Trust Company of New York) filed as Exhibit 4 to the
                Form S-3 on May 2, 1991 (Registration No. 33-40284).(1)

EXHIBIT (10)(A) The Management Incentive Plan of the Company, as last amended and restated filed as Exhibit 10(a) to the Company's 1989 Form
                10-K Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(B) The 1991 Long-Range Performance Share Plan of the Company
                filed as Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(C) The Employee Special Severance Plan of the Company filed as
                Exhibit 10(g) to the Company's 1989 Form 10-K Annual Report
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(D) The Unfunded Supplemental Benefit Plan for Salaried Employees
                filed as Exhibit 10(d) to the Company's 1989 Form 10-K Annual
                Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(E) The 1983 Long-Term Incentive Plan, as last amended and restated, filed as Exhibit 10(f) to the Company's 1989 Form
                10-K Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(F) The Deferred Compensation Plan for Directors Who Are Not
                Employees of the Company, as last amended and restated on February 17, 1996 filed as Exhibit 10(g) to the Company's 1995
                Form 10-K Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(G) The 1996 Long-Term Incentive Plan of the Company filed as
                Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(H) The Directors Deferred Stock Plan of the Company filed as
                Exhibit 10(i) to the Company's 1995 Form 10-K Annual Report
                (File No. 1-4033).(1)(2)

EXHIBIT (10)(I) The Restricted Stock Plan for Nonemployee Directors of the
                Company filed as Exhibit 10(i) to the Company's 1997 Form 10-K
                Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(J) Executive Deferred Compensation Plan filed as Exhibit 10(j) to the Company's 1998 Form 10-K Annual Report (File No.
                1-4033).(1)(2)

EXHIBIT (10)(K) Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(k) to the Company's 1998 Form 10-K Annual Report
                (File No. 1-4033).(1)(2)


EXHIBIT (10)(L) Consulting Agreement with A. Frederick Gerstell dated January
                6, 1999 filed as Exhibit 10(l) to the Company's 1998 Form 10-K
                Annual Report (File No. 1-4033).(1)(2)

EXHIBIT (10)(M) Change in Control Employment Agreement Form. [single trigger](2)

EXHIBIT (10)(N) Change in Control Employment Agreement Form.[double trigger](2)

EXHIBIT (12)    Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1999 (set forth on page 18 of this report).

EXHIBIT (13)    The Company's 1999 Annual Report to Shareholders.

EXHIBIT (21)    List of the Company's subsidiaries as of December 31, 1999.

EXHIBIT (23)    Consent of Deloitte & Touche LLP

EXHIBIT (24)    Powers of Attorney

EXHIBIT (27)    Financial Data Schedule (Electronic Submission Only).



         Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 1999, will be filed as one or more amendments to this Form 10-K on or before June 28, 2000, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

(1)  Incorporated by reference.
(2)  Management Contract or Compensatory Plan.