Form 10-Q
period 2000-03-31
VULCAN MATERIALS CO
filed 2000-04-27
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2000 100,740,887

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2000 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	6
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	12
	Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES			14
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	March 31 2000	December 31 1999	March 31 1999

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
      Property, plant and equipment, net
Goodwill
Deferred charges and other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Shareholders' equity
      Total

Current ratio

$        21,231

333,402
      (10,155)
323,247

146,411
14,798
1,409
        34,484
197,102
52,200
        11,552
605,332
80,413

3,233,650
  (1,541,179)
1,692,471
450,085
        49,731
 $ 2,878,032

$        6,144
91,502
139,833
     154,517
391,996
698,182
254,654
207,054
   1,326,146
 $ 2,878,032

1.5

$       52,834

339,413
       (9,722)
329,691

131,032
13,735
933
        33,034
178,734
52,931
        10,534
624,724
77,064

3,149,897
  (1,510,182)
1,639,715
454,783
        43,207
 $ 2,839,493

$        6,175
101,695
136,056
     142,717
386,643
698,862
250,833
179,502
   1,323,653
 $ 2,839,493

1.6

$       49,222

327,123
      (12,739)
314,384

131,805
13,249
1,127
        37,346
183,527
36,643
        11,735
595,511
73,792

3,158,493
  (1,733,683)
1,424,810
571,404
        59,408
 $ 2,724,925

$        5,704
250,101
130,851
     145,414
532,070
695,235
172,164
153,677
   1,171,779
 $ 2,724,925

1.1

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
	(Thousands of Dollars)
Consolidated Statements of Earnings	Three Months Ended March 31
(Condensed and unaudited)	2000	1999

Net sales
Cost of goods sold
Gross profit on sales
Selling, administrative and
    general expenses
Other operating costs
Other income, net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 514,981 415,800 99,181 54,948 5,979 6,423 44,677 1,281 11,188 34,770 11,509	$ 482,222 384,011 98,211 54,195 4,030 10,464 50,450 981 11,605 39,826 13,461
Net Earnings	$ 23,261	$ 26,365
Basic net earnings per share Diluted net earnings per share	$ 0.23 $ 0.23	$ 0.26 $ 0.26
Average common shares outstanding (thousands)	100,734	100,764
Average common shares outstanding, assuming dilution (thousands)	101,897	102,260
Cash dividends per share of common stock	$ 0.210	$ 0.195
Depreciation, depletion and amortization deducted above	$ 53,119	$ 48,968
Effective tax rate	33.1%	33.8%

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Three Months Ended March 31
(Condensed and unaudited)	2000	1999

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     (Increase) decrease in assets before
        effects of business acquisitions
     Increase (decrease) in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 23,261 53,119 (23,205) 18,654 (2,438) 69,391	$ 26,365 48,968 5,810 (10,394) (1,977) 68,772

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
Investment in nonconsolidated subsidiaries
        Net cash used for investing activities

	(97,210) -0- 4,212 (3) (93,001)	(88,161) (767,181) 4,424 -0- (850,918)

Financing Activities
Net borrowings (payments) - commercial paper and
  bank lines of credit
Payment of short-term debt
Proceeds from issuance of long-term debt
Purchases of common stock
Dividends paid
Contributions from minority interest of consolidated subsidiary
Other, net
        Net cash provided by (used for) financing activities

	(10,194) (331) -0- -0- (21,154) 23,793 (107) (7,993)	247,748 (90,097) 500,000 (49) (19,666) 12,049 823 650,808
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of year Cash and cash equivalents at end of period	(31,603) 52,834 $ 21,231	(131,338) 180,560 $ 49,222

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

4.   Segment Data

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

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended March 31
	2000	1999
NET SALES Construction Materials Chemicals Total	$ 366.3 148.7 $ 515.0	$ 346.6 135.6 $ 482.2
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 37.7 7.0 $ 44.7	$ 39.6 10.8 $ 50.4

	Mar. 31, 2000	Mar. 31, 1999
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets Investment in nonconsolidated affiliates General corporate assets Cash items Total	$ 2,131.8 584.0 2,715.8 67.6 73.4 21.2 $ 2,878.0	$ 2,068.8 471.5 2,540.3 72.7 62.7 49.2 $ 2,724.9

5.   Supplemental Cash Flow Information

Supplemental information referable to the Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (amounts in thousands).

	2000	1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 2,181 2,596	$ 7,348 2,301
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Liabilities and long-term debt assumed in business acquisitions Fair value of stock issued in business acquisitions Debt issued in purchase of assets, net of assumed liabilities	-0- -0- -0-	383,214 10,580 645

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

Segment Sales and Earnings

Segment earnings are earnings before interest and income taxes and after allocation of corporate expenses and income, and after assignment of equity income to the segments with which it is related in terms of products and services. Allocations are based on average capital employed and customer sales.

Forward Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These include general business conditions, competitive factors, pricing, energy costs and other risks and uncertainties detailed in the Company's periodic reports.

RESULTS OF OPERATIONS

First Quarter 2000 as Compared with First Quarter 1999

The Company's first quarter 2000 sales of $515.0 million were up 7% from the 1999 first quarter record of $482.2 million. Pretax earnings totaled $34.8 million, and net earnings were $23.3 million or $.23 per share (diluted). The comparable results for the first quarter of 1999 were $39.8 million, $26.4 million and $.26 per share, respectively.

Construction Materials reported record first quarter sales of $366.3 million, up 6% from the 1999 first quarter of $346.6 million. Aggregates revenues were up 9% resulting from increases in volumes and pricing of 5% and 4%, respectively. Chemicals' first quarter sales of $148.7 million were up 10% from the prior year's $135.6 million.

Earnings before interest and income taxes were $44.7 million as compared to $50.4 million in the same period last year. The Construction Materials segment earnings of $37.7 million were down 5% from first quarter 1999. However, excluding the impact of a positive legal settlement in the prior year, earnings were up almost 7% as lower operating costs neutralized the impact of higher costs for oil products. The Chemicals segment's reported first quarter earnings of $7.0 million were down $3.8 million from the 1999 level due to higher raw materials and energy costs and an outage at the Geismar complex. This outage was necessary to link the new joint venture chloralkali plant with our existing facilities.

Selling, administrative and general expenses of $54.9 million for the first quarter of 1999 increased slightly from the 1999 level of $54.2 million.

Other operating costs of $6.0 million increased $2.0 million from the prior year. This increase reflects increased amortization of goodwill associated with the CalMat acquisition resulting from the purchase accounting adjustment booked in the fourth quarter of 1999.

Other income, net of other charges, was $6.4 million as compared with $10.5 million for the first quarter of 1999. Results for the first quarter of 1999 included a positive legal settlement which had no counterpart in 2000.

The effective tax rate for the quarter was 33.1%, down slightly from last year's first quarter rate of 33.8%.

On April 18, 2000, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

"Results for the quarter provided solid evidence of the underlying strength of our businesses. We are confident that for the full year we will achieve record earnings in line with our earlier expectations.

"Construction Materials benefited from strong construction activity in both the public and private sectors. Compared to last year, aggregates sales volumes increased 5 percent, with prices up 4 percent. The sharp gain in earnings generated by the higher aggregates revenues was masked by a 3 cents per share favorable legal settlement recorded in the first quarter of 1999 and a 4 cents per share negative impact of higher costs for oil products this year. While higher oil prices may persist in 2000, the impact on quarterly earnings comparisons should be less significant as the year progresses. With the benefits of TEA-21 beginning to be realized, the outlook for construction activity and aggregates demand is excellent. As a result, Construction Materials is on track to deliver its seventh consecutive year of record earnings.

"As expected, Chemicals benefited from continued improvements in chloralkali prices. However, in comparison to the first quarter of 1999, the resulting earnings gains were substantially offset by higher raw materials and energy costs. In addition, the quarterly earnings comparison was adversely impacted 2 cents per share due to an outage during the last nine days of March at our Geismar complex. This was necessary to link the new joint venture chloralkali plant with our existing facilities. We also took this opportunity to conduct major maintenance which otherwise would have occurred later in 2000.

"Looking forward, industry experts continue to predict improvements in chloralkali prices driven mainly by strong demand for chlorine. As most of our chlorine goes into higher value downstream products, chlorine price increases typically have a less immediate impact on our results than do similar changes for caustic soda. Caustic soda prices have not yet risen to levels predicted by industry experts, who expect more substantial improvement in the latter part of the year. Nonetheless, Chemicals' earnings for 2000 should be sharply higher, approximately doubling 1999 results.

"Because the performance in both business segments is improving, we continue to project record earnings for the Company in 2000, consistent with our earlier expectations."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $309.1 million at March 31, 2000, $5.6 million over the 1999 year-end amount of $303.5 million. Working capital at March 31, 2000 increased $34.0 million from the same date last year.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.5 as of March 31, 2000. This compares to the 1.6 ratio at year-end 1999 and the 1.1 ratio at March 31, 1999. The ratio at March 31, 1999 resulted from the then short term financing of the CalMat acquisition.

Cash Flows

Net cash provided by operating activities totaled $69.4 million in the first quarter of 1999, slightly up from the $68.8 million generated in the same period last year. Cash used for investing activities was $93.0 million as compared with the first quarter 1999 total of $850.9 million. This amount for the first quarter of 1999 reflects the acquisition of CalMat. Net cash used by financing activities totaled $8.0 million, as compared to the 1999 net cash provided by financing activities of $650.8 million. The 1999 cash provided by financing resulted from the financing of the CalMat acquisition.

Cash and cash equivalents, which totaled $21.2 million at March 31, 2000, were down $28.0 million from a year ago.

Short-term Borrowings

Short-term borrowings of $91.5 million as of March 31, 2000 consisted of notes payable to banks totaling $9.7 million, commercial paper of $81.6 million, and other notes payable of $.2 million. The prior year amount consisted of notes payable to banks of $2.3 million and commercial paper of $247.8 million.

Long-term Obligations

As of March 31, 2000, long-term obligations were 28.1% of long-term capital and 52.6% of shareholders' equity. The corresponding 1999 percentages were 31.7% and 59.3%.

Common Stock Transactions

For a number of years, the Company has regularly purchased its own shares in the open market under its long-standing share purchase program. Factors considered in such purchases include cash flow generation, alternative investment opportunities, debt levels, and share price. The Company purchased no shares of common stock in the first quarter of 2000. Purchases of common stock in the first quarter of 1999 totaled 1,200 shares previously owned by CalMat and purchased as part of the acquisition at a total cost of $49.4 thousand, equal to an average price of $41.19 per share. The amount, if any, of future share purchases will be determined by management from time to time based upon various factors, including those listed above.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts as of March 31, 2000 and 1999 was not material. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential loss in the fair value of the underlying commodity swap and option contracts based on the fair value at March 31, 2000 of approximately $1.6 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. As substantially all of this debt is at fixed rates, a decline in market interest rates would potentially result in a subsequent increase in the fair value of the liability. At March 31, 2000, the estimated fair value of these debt instruments was $670.2 million. The effect of a hypothetical decline in the market interest rate of 1% would increase the fair value of the liability by approximately $34.6 million.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in the Company's 1999 Form 10-K, in July 1996, the Company received a copy of a Complaint filed by Amoco Chemical Company ("Amoco") in the U.S. District Court (Southern District of Texas); the Company is included among the more than 100 named defendants. The Complaint alleges that certain of the defendants are present or former owners or operators of a Texas smelting facility most recently operated by the now bankrupt Tex Tin Corporation (the "Tex Tin Site") and that the remainder of the defendants, including the Company, generated Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") hazardous substances which were sent to the Tex Tin Site. The Complaint further alleges that plaintiff, Amoco, together with defendant Tex Tin Corporation, entered into a March 1990 Administrative Consent Order ("ACO") with the Environmental Protection Agency ("EPA"), and that under the ACO, Amoco conducted certain remedial investigations until May 1993, during which time the Tex Tin Site was included on the National Priorities List ("NPL") as a Superfund site. The Tex Tin Site was removed then from the NPL by order of the U.S. Court of Appeals (D.C. Circuit). The action brought by Amoco asserts that Amoco spent over $8 million in conducting these past remedial investigations, that Amoco will incur costs in the future relating to the Tex Tin Site, and that all such costs, together with pre- and post-judgment interest, are CERCLA response costs for which defendants are liable to Amoco, either jointly and severally or in contribution. The Company had previously received a September 1989 CERCLA §104(e) Notice Letter from EPA-Region 6 asserting that the Company is a Potentially Responsible Person ("PRP") liable for remediation of the Tex Tin Site and reimbursement of EPA oversight costs. In September 1998, the Tex Tin Site was again placed on the NPL, and in May 1999, a Record of Decision ("ROD") was issued by the EPA proposing a remedy for the Tex Tin Site with an estimated total cost of approximately $28 million. At the direction of the Court, the parties to this litigation, including the Company, were participants in mediated negotiations, both as to settlement of the litigation brought by Amoco and a related CERCLA settlement under which the remediation of the Tex Tin Superfund Site would be effectuated. The Company participated in the mediation with 15 other companies on a joint defense basis.

Now, the Company and other settling defendants, including agencies of the United States, are signatories to a Consent Decree which is to be lodged in early May 2000, with the U.S. District Court, Southern District of Texas, Galveston Division. Assuming entry of the Consent Decree upon expiration of the public comment period, these matters will be settled under the Consent Decree: (i) litigation brought by Amoco for recovery of damages; (ii) claims for past CERCLA response costs respectively incurred by EPA and the State of Texas in connection with the Tex Tin Site; and, (iii) claims of the trustees for natural resource damages relating to the Tex Tin Site. In addition and pursuant to the terms and conditions of the Consent Decree, the remaining cleanup of the Tex Tin Site will be funded and/or conducted by the settling defendants, including the Company, and future CERCLA response costs which will be incurred by the EPA and the State of Texas in connection with oversight of the remediation will be reimbursed by the settling defendants, including the Company. Under the settlement to be effectuated by the Consent Decree, the settling defendants, including the Company, will receive statutory contribution protection under CERCLA and covenants not to sue from EPA and the State of Texas. Assuming that cleanup of the Tex Tin Site can be completed at or near the costs currently estimated, the reserve accrued by the Company and referable to this matter is adequate in amount to fund the obligations of the Company under the Consent Decree.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date        April 27, 2000

E. A. Khan
Vice President, Controller and Chief Information Officer

P. J. Clemens, III
Executive Vice President - Finance and Administration
and Treasurer