Form 10-Q
period 2000-06-30
VULCAN MATERIALS CO
filed 2000-08-02
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2000 100,934,149

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2000 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	6
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES			14
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	June 30 2000	December 31 1999	June 30 1999

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
      Property, plant and equipment, net
Goodwill
Deferred charges and other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Minority interest
Other noncurrent liabilities
Shareholders' equity
      Total

Current ratio

$       31,503

420,201
       (8,332)
411,869

147,638
14,512
1,195
        30,782
194,127
45,382
        11,495
694,376
74,919

3,319,167
  (1,581,107)
1,738,060
445,895
         50,617
 $ 3,003,867

$        7,837
150,335
147,205
      136,623
442,000
682,106
262,992
108,997
117,816
    1,389,956
 $ 3,003,867

1.6

$       52,834

339,413
       (9,722)
329,691

131,032
13,735
933
        33,034
178,734
52,931
        10,534
624,724
77,064

3,149,897
  (1,510,182)
1,639,715
454,783
         43,207
 $ 2,839,493

$        6,175
101,695
136,056
      142,717
386,643
698,862
250,833
67,979
111,523
    1,323,653
 $ 2,839,493

1.6

$       77,455

370,764
      (11,931)
358,833

135,763
14,424
858
        37,867
188,912
37,528
        11,492
674,220
74,022

3,191,608
  (1,759,910)
1,431,698
544,261
         58,075
 $ 2,782,276

$       10,886
251,447
139,621
      142,020
543,974
688,737
171,197
44,019
110,981
    1,223,368
 $ 2,782,276

1.2

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
	(Thousands of Dollars)
Consolidated Statements of Earnings	Three Months Ended June 30		Six Months Ended June 30
(Condensed and unaudited)	2000	1999	2000	1999

Net sales
Cost of goods sold
Gross profit on sales
Selling, administrative and
    general expenses
Other operating costs
Minority interest in (earnings) losses
    of a consolidated subsidiary
Other income, net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 665,151 491,046 174,105 57,068 6,394 2,060 8,954 121,657 1,125 11,059 111,723 35,662	$ 611,530 453,093 158,437 52,262 4,866 (55) 5,643 106,897 938 13,689 94,146 31,420	$ 1,180,131 906,845 273,286 112,016 12,372 2,472 14,965 166,335 2,405 22,247 146,493 47,171	$ 1,093,752 837,105 256,647 106,457 8,896 (105) 16,158 157,347 1,920 25,294 133,973 44,881
Net earnings	$ 76,061	$ 62,726	$ 99,322	$ 89,092
Basic net earnings per share Diluted net earnings per share	$ 0.75 $ 0.75	$ 0.62 $ 0.61	$ 0.99 $ 0.97	$ 0.88 $ 0.87
Average common shares outstanding (thousands)	100,932	100,962	100,833	100,863
Average common shares outstanding, assuming dilution (thousands)	102,000	102,331	101,942	102,293
Cash dividends per share of common stock	$ 0.210	$ 0.195	$ 0.420	$ 0.390
Depreciation, depletion and amortization deducted above	$ 54,832	$ 51,092	$ 107,951	$ 100,059
Effective tax rate	31.9%	33.4%	32.2%	33.5%

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Six Months Ended June 30
(Condensed and unaudited)	2000	1999

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     Increase in assets before
        effects of business acquisitions
     Increase (decrease) in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 99,322 107,951 (105,557) 21,148 (8,068) 114,796	$ 89,092 100,059 (74,740) (2,250) (1,303) 110,858

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
Investment in nonconsolidated subsidiaries
Withdrawal of earnings from nonconsolidated companies
        Net cash used for investing activities

	(202,187) (36) 17,695 (3) 7,040 (177,491)	(170,057) (741,768) 59,840 -0- 1,500 (850,485)

Financing Activities
Net borrowings - commercial paper and
  bank lines of credit
Payment of short-term debt
Payment of long-term debt
Proceeds from issuance of long-term debt
Purchases of common stock
Dividends paid
Contributions from minority interest of consolidated subsidiary
Other, net
        Net cash provided by financing activities

	48,639 (5,768) (8,000) -0- -0- (42,350) 41,019 7,824 41,364	249,094 (90,933) (350) 496,875 (49) (39,369) 12,105 9,149 636,522
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(21,331) 52,834 $ 31,503	(103,105) 180,560 $ 77,455

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

3.   New Accounting Standards

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In May 1999, the FASB amended SFAS No. 133 deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB further amended SFAS No. 133 addressing a limited number of implementation issues. The Company is currently evaluating SFAS 133 and its amendments and has not yet determined its impact on the Company's consolidated financial statements.

4.   Segment Data

The Company's reportable segments are Construction Materials and Chemicals and are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in Form 10-K. The Company's determination of segment earnings (a) recognizes equity in the income or losses of nonconsolidated affiliates as part of segment earnings; (b) reflects allocations of general corporate expenses to the segments; (c) does not reflect interest revenue or expense; and (d) is before income taxes.

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
NET SALES Construction Materials Chemicals Total	$ 514.1 151.1 $ 665.2	$ 479.8 131.7 $ 611.5	$ 880.3 299.8 $ 1,180.1	$ 826.5 267.3 $ 1,093.8
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 119.7 1.9 $ 121.6	$ 107.1 (.2) $ 106.9	$ 157.4 8.9 $ 166.3	$ 146.7 10.6 $ 157.3

	June 30, 2000	June 30, 1999
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets Investment in nonconsolidated affiliates General corporate assets Cash items Total	$ 2,224.0 618.1 2,842.1 61.9 68.4 31.5 $ 3,003.9	$ 2,080.3 483.2 2,563.5 73.9 67.4 77.5 $ 2,782.3

5.   Supplemental Cash Flow Information

Supplemental information referable to the Consolidated Statements of Cash Flows for the six months ended June 30 is summarized below (amounts in thousands).

	2000	1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 19,459 17,582	$ 17,435 10,197

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Liabilities and long-term debt assumed in business
     acquisitions
  Fair value of stock issued in business acquisitions
  Debt issued in purchase of assets, net of assumed liabilities

	$ -0- -0- -0-	$ 386,292 10,580 645

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

RESULTS OF OPERATIONS

Second Quarter 2000 as Compared with Second Quarter 1999

The Company's sales, pretax earnings and net earnings were at record levels for the second quarter. Sales of $665.2 million and pretax earnings of $111.7 million increased 9% and 19%, respectively, from the $611.5 million and $94.1 million realized in the second quarter of 1999. Net earnings of $76.1 million and $0.75 per share (diluted) were 21% and 23% higher than the $62.7 million and $.61 per share achieved in the second quarter of 1999.

Construction Materials reported record second quarter sales of $514.1 million, up 7% from the 1999 second quarter of $479.8 million. For aggregates, our principal product, pricing improved almost 4% while volumes increased nearly 2%, the majority of which was from recent acquisitions. Chemicals' second quarter sales of $151.1 million were up nearly 15% from the prior year's $131.7 million.

Earnings before interest and income taxes were $121.6 million as compared to $106.9 million in the same period last year. The Construction Materials segment reported record second quarter earnings of $119.7 million, up 12% from second quarter 1999's $107.1 million. Aggregates operating costs were improved through efficiencies, nearly offsetting a $0.04 per share negative impact of higher costs for oil-based products. The Chemicals segment reported second quarter earnings of $1.9 million, up $2.1 million from the second quarter 1999 loss. Chemicals continued to experience difficult market conditions and increased costs associated with energy, raw materials and start-up of the new joint venture facility. Improved pricing for chlorinated products offset the impact of the higher costs. However, the strong demand for chlorine impacted the global supply/demand balance for the chloralkali co-product, caustic soda. This imbalance put pricing pressure on caustic, preventing a significant improvement in earnings for the quarter.

Selling, administrative and general expenses of $57.1 million were up 9% from second quarter 1999, due mainly to higher provisions for charitable contributions and increased costs within the Chemicals segment.

Other operating costs of $6.4 million increased $1.5 million from the prior year. This increase reflects increased amortization of goodwill.

Minority interest income of $2.1 million reflected the minority partner's share of the Chloralkali joint venture's pretax loss.

Other income, net of other charges, was $9.0 million as compared with $5.6 million for the second quarter of 1999. This increase was principally due to greater gains from asset sales referable to the Construction Materials segment.

Interest expense of $11.1 million for the second quarter of 2000 decreased $2.6 million from the second quarter of 1999 due to a significant reduction in debt, $111 million, and capitalized interest credit associated with the Chloralkali joint venture.
The effective tax rate for the quarter was 31.9%, down slightly from last year's second quarter rate of 33.4%. The decrease resulted from the settlement of prior year tax audits and adjustments.

Year-to-Date Comparisons as of June 30, 2000 and June 30, 1999

Year-to-date, the Company's sales were a record while net earnings and earnings per share were both up 11% from the first half of 1999. Net earnings were $99.3 million, or $.97 per share (diluted), as compared with 1999 earnings and earnings per share of $89.1 million and $.87 per share.

Sales of $1.2 billion for the first six months of 2000 increased 8% from the first half 1999 total of $1.1 billion. Construction Materials sales of $880.3 million were up nearly 7% from 1999's $826.5 million. Aggregates pricing increased almost 4% while volumes increased nearly 3%, with new facilities accounting for slightly more than one-half of the volume increase. Chemicals' first half sales of $299.8 million were up 12% from 1999's $267.3 million.

Earnings before interest and income taxes were $166.3 million as compared to $157.3 million in the same period last year. At $157.4, earnings in the Construction Materials segment increased 7% from the prior year's $146.7 million. However, excluding the impact of a positive legal settlement in the prior year, earnings were up almost 11% as lower operating costs neutralized the impact of higher costs for oil products. Year-to-date the Chemicals segment reported earnings of $8.9 million, down $1.7 million from last year's earnings of $10.6 million. This decline from the 1999 level resulted from the global supply/demand imbalance for caustic soda, higher costs associated with energy, raw materials and start-up of the new joint venture facility.

Selling, administrative and general expenses reflected a 5% increase when compared to the first half of 1999. This increase resulted primarily from higher provisions for charitable contributions and increased costs within the Chemicals segment.

Other operating costs of $12.4 million increased $3.5 million from the prior year. This increase reflects increased amortization of goodwill.

Minority interest income of $2.5 million reflected the minority partner's share of the Chloralkali joint venture's pretax loss.

Other income, net of other charges, was $15.0 million as compared with $16.2 million for 1999. Results for 1999 included a positive legal settlement with no counterpart in 2000, while the 2000 results included greater gains from asset sales.

Interest expense of $22.2 million declined $3 million from 1999 due primarily to the capitalized interest credit associated with the Chloralkali joint venture.

The effective tax rate for the period was 32.2%, down slightly from last year's rate of 33.5%.

On July 20, 2000, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook. Excerpts of the relevant press release quoting Mr. James are as follows:

"Our Construction Materials segment delivered another quarter of excellent results. Sales increased 7 percent and earnings were up 12 percent from the 1999 level. For aggregates, our principal product, pricing improved almost 4 percent. Volumes increased nearly 2 percent, the majority of which was from recent acquisitions. Moreover, we reduced aggregates operating costs through improved efficiencies. These cost improvements nearly offset a $0.04 per share negative impact of higher costs for oil-based products. For the quarter, Construction Materials recorded sales and earnings of $514 and $120 million, respectively, versus comparable 1999 results of $480 and $107 million.

"Our Chemicals segment continued to experience difficult market conditions and increased costs associated with energy, raw materials and start-up of our new joint venture facility. Improved pricing for chlorinated products offset the impact of the higher costs. However, the strong demand for chlorine impacted the global supply/demand balance for the chloralkali co-product, caustic soda. This imbalance put pricing pressure on caustic and thus prevented a significant improvement in earnings for the quarter. Chemicals reported second quarter sales and earnings of $151 and $2 million, respectively, versus prior year sales of $132 million and a loss of $186,000.

"With respect to our outlook for Chemicals, the caustic soda supply/demand balance appears to be improving and industry experts are predicting higher pricing in the latter part of the year. Chemicals' earnings for the second half of 2000 will depend on the magnitude and timing of the increase in caustic soda pricing. In addition, our new joint venture chloralkali facility is near completion, and should be on line in the third quarter. Although start-up expenses for this venture penalized first half earnings, we anticipate a modest contribution to earnings over the remainder of the year. We currently expect Chemicals' earnings for 2000 to approximate 1999 results.

"The outlook for our Construction Materials business remains favorable. While higher interest rates may slow private sector demand for aggregates, we believe that any reduction will be more than offset by growing public sector demand due to TEA-21. For the year, we expect aggregates shipments to be 2 to 3 percent higher than the record achieved in 1999. Construction Materials remains on track to attain its seventh consecutive year of record earnings.

"Overall, we remain highly confident that earnings in 2000 will be at record levels."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $392.2 million at June 30, 2000, $88.7 million over the 1999 year-end amount of $303.5 million. Working capital at June 30, 2000 increased $68.3 million from the same date last year. Both of these increases resulted primarily from increases in receivables attributable to the increased revenues.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.6 as of June 30, 2000. This compares to the 1.6 ratio at year-end 1999 and the 1.2 ratio at June 30, 1999. The increase in the current ratio from the prior year resulted primarily from the $109.1 million reduction in commercial paper.

Cash Flows

Net cash provided by operating activities totaled $114.8 million in the first half of 2000, slightly up from the $110.9 million generated in the same period last year. Cash used for investing activities was $177.5 million as compared with the year-to-date 1999 total of $850.5 million. This amount for 1999 reflects the acquisition of CalMat. Net cash provided by financing activities totaled $41.4 million, down significantly from the 1999 amount of $636.5 million. The 1999 cash provided by financing resulted from the financing of the CalMat acquisition.

Cash and cash equivalents, which totaled $31.5 million at June 30, 2000, were down $46 million from a year ago.

Short-term Borrowings

Short-term borrowings of $150.3 million as of June 30, 2000 consisted of notes payable to banks totaling $10.5 million and commercial paper of $139.8 million. The prior year amount, $251.4 million, consisted of notes payable to banks of $2.3 million, other notes payable of $.2 million and commercial paper of $248.9 million.

Long-term Obligations

As of June 30, 2000, long-term obligations were 26.6% of long-term capital and 49.1% of shareholders' equity. The corresponding 1999 percentages were 30.8% and 56.3%.

Common Stock Transactions

For a number of years, the Company has regularly purchased its own shares in the open market under its long-standing share purchase program. Factors considered in such purchases include cash flow generation, alternative investment opportunities, debt levels, and share price. The Company purchased no shares of common stock in 2000. Purchases of common stock in the first quarter of 1999 totaled 1,200 shares previously owned by CalMat and purchased as part of the acquisition at a total cost of $49.4 thousand, equal to an average price of $41.19 per share. No shares were purchased in the second quarter of 1999. The amount, if any, of future share purchases will be determined by management from time to time based upon various factors, including those listed above.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts as of June 30, 2000 and 1999 was not material. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential loss in the fair value of the underlying commodity swap and option contracts based on the fair value at June 30, 2000 of approximately $1.5 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. As substantially all of this debt is at fixed rates, a decline in market interest rates would potentially result in a subsequent increase in the fair value of the liability. At June 30, 2000, the estimated fair value of these debt instruments was $660.6 million. The effect of a hypothetical decline in the market interest rate of 1% would increase the fair value of the liability by approximately $35.1 million.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed for the six months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date        August 2, 2000

E. A. Khan
Vice President, Controller and Chief Information Officer

P. J. Clemens, III
Executive Vice President - Finance and Administration
and Treasurer