Form 10-Q
period 2000-09-30
VULCAN MATERIALS CO
filed 2000-10-30
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2000 100,981,961

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2000 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	7
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES			15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	September 30 2000	December 31 1999	September 30 1999

Assets
Cash and cash equivalents
Accounts and notes receivable:
    Accounts and notes receivable, gross
    Less: Allowance for doubtful accounts
      Accounts and notes receivable, net
Inventories:
    Finished products
    Raw materials
    Products in process
    Operating supplies and other
      Inventories
Deferred income taxes
Prepaid expenses
      Total current assets
Investments and long-term receivables
Property, plant and equipment:
    Property, plant and equipment, cost
    Less: Reserve for depr., depl., & amort.
      Property, plant and equipment, net
Goodwill
Deferred charges and other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Minority interest
Other noncurrent liabilities
Shareholders' equity
      Total

Current ratio

$       68,546

426,258
       (9,117)
417,141

147,208
17,165
1,111
        26,905
192,389
42,057
        12,718
732,851
78,254

3,334,953
  (1,609,705)
1,725,248
443,504
         49,600
 $ 3,029,457

$        6,086
109,288
146,743
      124,376
386,493
683,296
278,415
105,136
119,441
    1,456,676
 $ 3,029,457

1.9

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
49,865
110,063
    1,290,252
 $ 2,813,466

1.4

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
	(Thousands of Dollars)
Consolidated Statements of Earnings	Three Months Ended September 30		Nine Months Ended September 30
(Condensed and unaudited)	2000	1999	2000	1999

Net sales
Cost of goods sold
Gross profit on sales
Selling, administrative and
    general expenses
Other operating costs
Minority interest in (earnings) losses
    of a consolidated subsidiary
Other income, net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 681,214 500,375 180,839 54,815 6,286 3,861 11,253 134,852 1,177 10,463 125,566 39,616	$ 656,436 477,518 178,918 48,321 5,978 34 13,022 137,675 1,085 13,657 125,103 39,319	$ 1,861,346 1,407,220 454,126 166,831 18,658 6,333 26,217 301,187 3,582 32,710 272,059 86,787	$ 1,750,187 1,314,621 435,566 154,778 14,874 (71) 29,179 295,022 3,003 38,950 259,075 84,200
Net earnings	$ 85,950	$ 85,784	$ 185,272	$ 174,875
Basic net earnings per share Diluted net earnings per share	$ 0.85 $ 0.84	$ 0.85 $ 0.84	$ 1.84 $ 1.82	$ 1.73 $ 1.71
Average common shares outstanding (thousands)	101,203	101,055	100,958	100,928
Average common shares outstanding, assuming dilution (thousands)	102,078	102,264	101,988	102,284
Cash dividends per share of common stock	$ 0.210	$ 0.195	$ 0.630	$ 0.585
Depreciation, depletion and amortization deducted above	$ 57,305	$ 52,404	$ 165,256	$ 152,463
Effective tax rate	31.5%	31.4%	31.9%	32.5%

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Nine Months Ended September 30
(Condensed and unaudited)	2000	1999

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     Increase in assets before
        effects of business acquisitions
     Increase (decrease) in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 185,272 165,256 (112,045) 27,200 (9,813) 255,870	$ 174,875 152,463 (95,648) (8,681) (2,053) 220,956

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
Investment in nonconsolidated subsidiaries
Withdrawal of earnings from nonconsolidated companies
        Net cash used for investing activities

	(276,736) (36) 54,290 (3) 7,040 (215,445)	(233,155) (740,270) 64,084 -0- 4,020 (905,321)

Financing Activities
Net borrowings - commercial paper and
  bank lines of credit
Payment of short-term debt
Payment of long-term debt
Proceeds from issuance of long-term debt
Purchases of common stock
Dividends paid
Contributions from minority interest of consolidated subsidiary
Other, net
        Net cash provided by (used for) financing activities

	7,593 (6,014) (8,000) -0- -0- (63,549) 37,157 8,100 (24,713)	220,276 (96,194) (1,180) 496,875 (49) (59,075) 17,951 9,816 588,420
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	15,712 52,834 $ 68,546	(95,945) 180,560 $ 84,615

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

3.   New Accounting Standards

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In May 1999, the FASB amended SFAS No. 133 deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB further amended SFAS No. 133 addressing a limited number of implementation issues. The Company has appointed a team to implement SFAS 133. This team has been implementing SFAS 133, educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments on January 1, 2001. SFAS 133, as amended, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

4.   Segment Data

The Company's reportable segments are Construction Materials and Chemicals and are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in Form 10-K. The Company's determination of segment earnings (a) recognizes equity in the income or losses of nonconsolidated affiliates as part of segment earnings; (b) reflects allocations of general corporate expenses and income to the segments; (c) does not reflect interest revenue or expense; and (d) is before income taxes. Allocations are based on average capital employed and customer sales.

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
NET SALES Construction Materials Chemicals Total	$ 531.8 149.4 $ 681.2	$ 523.0 133.4 $ 656.4	$ 1,412.1 449.2 $ 1,861.3	$ 1,349.5 400.7 $ 1,750.2
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 131.4 3.5 $ 134.9	$ 137.0 .7 $ 137.7	$ 288.8 12.4 $ 301.2	$ 283.6 11.4 $ 295.0

	Sept. 30 2000	Dec. 31 1999	Sept. 30 1999
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets Investment in nonconsolidated affiliates General corporate assets Cash items Total	$ 2,186.0 636.5 2,822.5 64.8 73.7 68.5 $ 3,029.5	$ 2,101.3 547.7 2,649.0 65.3 72.4 52.8 $ 2,839.5	$ 2,082.0 498.5 2,580.5 71.0 77.4 84.6 $ 2,813.5

5.   Supplemental Cash Flow Information

Supplemental information referable to the Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (amounts in thousands).

	2000	1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 23,851 61,044	$ 20,465 65,360

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Liabilities and long-term debt assumed in business
     acquisitions
  Fair value of stock issued in business acquisitions
  Debt issued in purchase of assets, net of assumed liabilities

	$ -0- 1,300 -0-	$ 386,292 10,580 645

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

Forward Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These include general business conditions, competitive factors, weather conditions, pricing, the cyclical nature of the chemicals industry, energy costs, cost of hydrocarbon-based raw materials, and other risks and uncertainties detailed in the Company's periodic reports.

RESULTS OF OPERATIONS

Third Quarter 2000 as Compared with Third Quarter 1999

The Company's third quarter 2000 sales of $681.2 million were up 4% from the 1999 record of $656.4 million. Pretax earnings totaled $125.6 million and net earnings were $86.0 million, or $0.84 per share (diluted). The comparable results for the third quarter of 1999 were $125.1 million, $85.8 million and $0.84 per share, respectively. The earnings comparison was negatively impacted nearly $0.10 per share from continuing increases in costs associated with diesel fuel, natural gas and hydrocarbon-based raw materials.

Construction Materials reported record third quarter sales of $531.8 million, up nearly 2% from the 1999 third quarter of $523.0 million. For aggregates, our principal product, pricing improved 3% while volumes declined 2% overall and 3% excluding recent acquisitions. This volume decline resulted from weaker private construction activity and delays in TEA-21 project implementation in some states. Chemicals' third quarter sales of $149.4 million were up 12% from the prior year's $133.4 million resulting from improved pricing and volume for chloralkali products.

Earnings before interest and income taxes were $134.9 million as compared to $137.7 million in the same period last year. The Construction Materials segment reported third quarter earnings of $131.4 million, down 4% from third quarter 1999's record $137.0 million. Continuing improvements in aggregates pricing and non-energy related production costs were more than offset by approximately $8.0 million of increased costs for oil-based products and the impact of the 2% decline in aggregates shipments. The Chemicals segment reported third quarter earnings of $3.5 million, up $2.8 million from the prior year's third quarter of $0.7 million. Several factors offset most of Chemicals' earnings gain resulting from increased sales, as follows: higher costs for natural gas and hydrocarbon-based raw materials, significant start-up costs for the new Chloralkali joint venture and lower earnings in Performance Chemicals.

Selling, administrative and general expenses of $54.8 million were up 13% from third quarter 1999, due mainly to last year's non-recurring credits referable to stock-based compensation and to this year's additional cost to support the new Chloralkali joint venture.

Minority interest income of $3.9 million reflected the minority partner's share of the Chloralkali joint venture's pretax loss.

Other income, net of other charges of $11.3 million was down $1.8 million from the 1999 level.

Interest expense of $10.5 million for the third quarter of 2000 decreased $3.2 million from the third quarter of 1999 due to a $117 million reduction in debt and the capitalized interest credit associated with the Chloralkali joint venture.

Year-to-Date Comparisons as of September 30, 2000 and September 30, 1999

Year-to-date, the Company's sales were a record while net earnings and earnings per share both increased 6% from the first nine months of 1999. Net earnings were $185.3 million, or $1.82 per share (diluted), as compared with 1999 earnings and earnings per share of $174.9 million and $1.71 per share.

Sales of $1.9 billion for the first nine months of 2000 increased 6% from the comparable 1999 total of $1.8 billion. Construction Materials' sales of $1,412.1 million were up nearly 5% from 1999's $1,349.5 million. Aggregates pricing increased 3.5% while volumes increased 1%, with new facilities accounting for approximately one-half of the volume increase. Chemicals' sales of $449.2 million were up 12% from 1999's $400.7 million.

Earnings before interest and income taxes were $301.2 million as compared to $295.0 million in the same period last year. At $288.8 million, earnings in the Construction Materials segment increased 2% from the prior year's $283.6 million. Year-to-date the Chemicals segment reported earnings of $12.4 million, up $1.0 million from last year's earnings of $11.4 million. Earnings at both segments were negatively impacted by the higher costs for oil and natural gas-based products.

Selling, administrative and general expenses reflected an 8% increase when compared to the first nine months of 1999. This increase resulted primarily from increased costs within the Chemicals segment, including the additions to support the new Chloralkali joint venture, higher provisions for charitable contributions and higher incentive compensation expense.

Other operating costs of $18.7 million increased $3.8 million from the prior year. This increase reflects higher amortization of goodwill.

Minority interest income of $6.3 million is referable to the minority partner's share of the Chloralkali joint venture's pretax loss.

Other income, net of other charges, was $26.2 million as compared with $29.2 million for 1999.

Interest expense of $32.7 million declined $6.2 million from 1999 due to both the reduction in debt and the capitalized interest credit associated with the Chloralkali joint venture.

On October 19, 2000, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's earnings outlook, as follows:

"The underlying operating strength of our businesses allowed us to overcome a nearly ten cents per share negative earnings impact from continuing increases in costs associated with diesel fuel, natural gas and hydrocarbon-based raw materials.

"In Construction Materials, we continued to realize improvements in aggregates pricing and non-energy related production costs. However, these improvements were more than offset by approximately $8 million of increased costs for oil-based products and the impact of a 2 percent decline in aggregates shipments. Weaker private construction activity and delays in TEA-21 project implementation in some states affected shipments. Aggregates pricing improved 3 percent. For the quarter, Construction Materials recorded earnings of $131 million on record sales of $532 million. Comparable 1999 results were $137 million in earnings on $523 million in sales.

"We are pleased with progress at CalMat where improvements in aggregates pricing and substantial reductions in operating costs have more than offset the negative impact of higher diesel and liquid asphalt costs. We are confident that we will also be able to realize significant improvements in production costs at our new Tarmac operations. As previously announced, we purchased the South Carolina and Pennsylvania aggregates operations of Tarmac on October 3. We expect to complete this transaction with the purchase of Tarmac's Virginia aggregates operations next week.

"Our Chemicals segment reported third quarter sales and earnings of $149 million and $3.5 million, respectively, versus prior year sales of $133 million and earnings of $0.7 million. Both sales and earnings benefited from improved pricing and volume for chloralkali products. Most of the earnings gain resulting from increased sales was offset by higher costs for natural gas and hydrocarbon-based raw materials, significant start-up costs associated with our new joint venture chloralkali facility, and lower earnings at Performance Chemicals.

"We are pleased that our new joint venture chloralkali facility is now fully operational. The joint venture's new EDC facility is expected to be on line in the fourth quarter. Production for both plants is fully committed.

"With regard to earnings for 2000, our Construction Materials business is on track to achieve a seventh consecutive year of record earnings. While improving chloralkali markets are leading to higher caustic soda pricing, our Chemicals business continues to be impacted by increasing costs for energy and hydrocarbon-based raw materials. Since the full financial impact of caustic pricing improvements typically lags the announced effective date by several months, higher energy and raw material costs will more than offset caustic soda pricing improvements in the fourth quarter. Hence, Chemical's earnings for 2000 are expected to fall below 1999's level.

"Overall we remain optimistic that we will approximate the record earnings achieved in 1998."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $412.4 million at September 30, 2000, $108.9 million over the 1999 year-end amount of $303.5 million. Working capital at September 30, 2000 increased $40.5 million from the same date last year. Both of these increases resulted primarily from increases in receivables attributable to the higher revenues.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.9 as of September 30, 2000. This compares to the 1.6 ratio at year-end 1999 and the 1.4 ratio at September 30, 1999. The increase in the current ratio from the prior year resulted primarily from the $111.0 million reduction in commercial paper borrowing.

Cash Flows

Net cash provided by operating activities totaled $255.9 million for the first nine months of 2000, up $34.9 million from the $221.0 million generated in the same period last year. This increase resulted primarily from an increase in deferred income taxes. Cash used for investing activities was $215.4 million as compared with the year-to-date 1999 total of $905.3 million. The amount for 1999 reflects the acquisition of CalMat. Net cash used for financing activities totaled $24.7 million. In 1999, the Company generated $588.4 million of cash provided by financing activities due primarily to financing referable to the CalMat acquisition.

Cash and cash equivalents, which totaled $68.5 million at September 30, 2000, were down $16.1 million from a year ago.

Short-term Borrowings

Short-term borrowings of $109.3 million as of September 30, 2000 consisted of notes payable to banks totaling $10.3 million and commercial paper of $99.0 million. The prior year amount, $222.6 million, consisted of notes payable to banks of $2.1 million, other notes payable of $.2 million and commercial paper of $220.3 million.

Long-term Obligations

As of September 30, 2000, long-term obligations were 25.9% of long-term capital and 46.9% of shareholders' equity. The corresponding 1999 percentages were 29.7% and 53.3%.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts as of September 30, 2000 and 1999 was not material. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential loss in the fair value of the underlying commodity swap and option contracts based on the fair value at September 30, 2000 of approximately $1.4 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. Because substantially all of this debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At September 30, 2000, the estimated fair market value of these debt instruments was $669.8 million as compared to a book value of $683.3 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the liability by approximately $32.9 million.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3(ii) - By-Laws of the Company, as amended

Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K on October 13, 2000 pursuant to which the Company reported under item 5 the acquisition of the aggregates operations of Tarmac America, Inc. in the states of South Carolina, Pennsylvania and Maryland.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date        October 30, 2000

E. A. Khan
Vice President, Controller and Chief Information Officer

P.J. Clemens, III
Executive Vice President - Finance and Administration
and Treasurer