Form 10-K
period 2000-12-31
VULCAN MATERIALS CO
filed 2001-03-30
CIK 103973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K
(Mark One) {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-4033
VULCAN MATERIALS COMPANY (Exact name of registrant as specified in its charter)
New Jersey (State or other jurisdiction of incorporation or organization)	63-0366371 (I.R.S. Employer Identification No.)
1200 Urban Center Drive, Birmingham, Alabama (Address of principal executive offices)	35242 (Zip Code)
Registrant's telephone number, including area code (205) 298-3000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $1 par value	Name of each exchange on which registered New York Stock Exchange

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

Aggregate market value of voting stock held by non-affiliates as of February 28, 2001:  $4,225,418,721

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                          Common Stock, $1.00 par value, as of February 28, 2001:   101,088,331 shares

                                           DOCUMENTS INCORPORATED BY REFERENCE
(1)  Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
(2)  Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 11, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY Cross Reference Sheet for Documents Incorporated by Reference
Form 10-K Item No.	Heading in Annual Report to Shareholders for Year Ended December 31, 2000	Page in Annual Report
1. Business (Financial Results by Business Segments)	Segment Financial Data for the 3 Years Ended December 31, 2000-Note 11, Segment Data	47-48
3. Legal Proceedings	Note 9, Other Commitments and Contingent Liabilities Note 14.C, Subsequent Events	47
6. Selected Financial Data	Consolidated Statements of Earnings Consolidated Balance Sheets Consolidated Statements of Cash Flows Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements	31 32 33 34 40-50
7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Management's Discussion and Analysis of Results of Operations and Financial Condition Financial Terminology	35-39 62
7A. Quantitative and Qualitative Disclosures About Market Risk	Management's Discussion and Analysis of Results of Operations and Financial Condition	39
8. Financial Statements and Supplementary Data

Management's Responsibility for Financial Reporting
   and Internal Control
Independent Auditors' Report
Net Sales, Net Earnings and Earnings Per Share
   Quarterly Financial Data for Each of the 2 Years
   Ended December 31, 2000 and 1999 (Unaudited)

30 30 58
14. Exhibits, Financial Statement Schedules and Report on Form 8-K

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements
Management's Responsibility for Financial Reporting
   and Internal Control
Independent Auditors' Report
Net Sales, Net Earnings and Earnings Per Share
   Quarterly Financial Data for Each of the 2 Years
   Ended December 31, 2000 and 1999 (Unaudited)

31 32 33 34 40-50 30 30 58
Heading in Proxy statement for Annual Meeting of Shareholders to be held May 11, 2001
10. Directors and Executive Officers of the Registrant	Election of Directors; Nominees for Election to the Board of Directors; Directors Continuing in Office; Section 16(a) Beneficial Ownership Reporting Compliance
11. Executive Compensation

Compensation of Directors; Executive Compensation; Option
   Grants in 2000; Report of the Compensation Committee;
   Aggregated Option Exercises in Last Fiscal Year and Fiscal
   Year End Option Values; Shareholder Return Performance
   Presentation; Retirement Income Plan: Change in Control
   Employment Agreements; Executive Incentive Plan

12. Security Ownership of Certain Beneficial Owners and Management	Stock Ownership of Certain Beneficial Owners; Stock Ownership of Management
VULCAN MATERIALS COMPANY Annual Report On Form 10-K Fiscal Year Ended December 31, 2000 CONTENTS

Part	Item		Page
I	1 2 3 4 4a.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant	1 5 7 9 9
II	5 6 7 7A. 8 9

Market for the Registrant's Common Equity and Related
   Stockholder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition
   and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure

			11 11 12 12 12 12
III	10 11 12 13	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	13 13 13 13
IV	14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	13
	--	Signatures	20
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

Competition and Customers

         All of the Company's products are marketed under highly competitive conditions, including competition in price, service and product performance. There are a substantial number of competitors in both the Construction Materials segment and the Chemicals segment.

         The Company is the largest construction aggregates producer in the United States. The Company estimates that the top ten producers in the nation represent less than a third of the total market, resulting in a highly fragmented market in some areas. Therefore, depending on the market, the Company competes with a number of large, national and small, local producers. Since construction aggregates are expensive to transport, the main competitive factor in the construction aggregates business is having a transportation advantage over competitors. The Company believes it is strategically located in eight of the ten states expected to have the greatest growth, in absolute population, over the next decade. The Company also has facilities located on waterways and rail which increase its geographic market extensively, while providing lower cost rail and barge transportation.  The Construction Materials segment sells a relatively small amount of construction aggregates outside of the United States. Nondomestic sales in the Construction Materials segment were $26,000 in 2000, and $27,000 in 1999 and 1998, respectively.

         The Company's chemicals segment also competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company's chemicals segment competes principally on the basis of quality, price and technical support for its products. The segment also competes for sales to customers outside the United States primarily in Asia, South America and Europe. The segments sales to foreign customers were $58.8 million in 2000, $58.2 million in 1999 and $28.6 million in 1998.

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

Research and Development and Environmental Costs

         The Company conducts research and development activities for both of its business segments. The Construction Materials research and development facility is located in Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas and Columbus, Georgia. In general, the Company's research and development effort is directed to applied technological development relating to the use of its Construction Materials and Chemicals products as well as for the manufacturing or processing of its Chemicals products. The Company spent approximately $1,360,000 in 2000, $1,231,000 in 1999 and $984,000 in 1998 on research and development activities for its Construction Materials segment. The Company spent approximately $6,840,000 in 2000, $8,803,000 in 1999 and $8,641,000 in 1998 on research and development activities for its Chemicals segment.

         The Company estimates that capital expenditures for environmental control facilities in 2001 and 2002 will be approximately $12,782,000 and $7,833,000, respectively, for the Construction Materials segment, and $3,594,000 and $700,000, respectively, for the Chemicals segment.

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

         The Company expects to incur RFI and CMS costs over the next several years at its Geismar and Wichita manufacturing facilities. For each of these two facilities, the RFI and CMS results will determine whether the EPA subsequently requires a CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI and CMS costs that currently can be reasonably estimated, the Company has determined that its accrued reserves are adequate to cover such costs. However, the total costs which ultimately may be incurred by the Company in connection with discharging its obligations under RCRA's corrective action requirements cannot reasonably be estimated at this time.

Patents and Trademarks

         As of March 29, 2001, the Company owns, has the right to use, or has made applications for approximately 80 patents which have been granted or are pending in the United States and various other countries, as well as some 22 trademarks registered or pending registration in the United States and other countries. These patents, patent applications and trademarks relate to the Company's businesses, primarily, its Chemicals businesses. The Company believes that its patents, patent applications and trademarks are valuable both individually and in the aggregate to the Company's operations, but the Company also believes that neither any individual patent, patent application or trademark nor any specific or general aggregation of its patents, patent applications and trademarks is material to the conduct of the Company's business as a whole.

Other Information

         The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulty in obtaining the required sources of energy for its operations.

         In 2000, the Construction Materials segment employed an average of approximately 7,590 people. The Chemicals segment employed an average of approximately 1,525 people. The Company's corporate office employed an average of approximately 200 people. The Company considers its relationship with its employees to be good.

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

         The Company does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding either of its business segments or its business considered as a whole.

Segment Information

     Construction Materials

         The Company's construction materials business consists of the production and sale of construction aggregates and other construction materials and related services. Construction aggregates include crushed stone, sand and gravel, rock asphalt, recrushed concrete and crushed slag (a by-product of blast iron and steel production) and are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Construction aggregates constituted approximately 66% of the dollar volume of the Construction Materials segment's 2000 sales, as compared to 66% in 1999 and 84% in 1998.

         Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in relatively close proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi, Tennessee-Tombigbee and James river systems and the Gulf Coast which are served by the Company's river quarries, areas served by rail-connected quarries, and the areas along the U.S. coast served by ocean-going vessels that transport stone from the Company's joint venture operation in Mexico. The Company's construction aggregates are sold in 21 states, the District of Columbia and Mexico.

         In October 2000, the Company acquired various assets of Tarmac America, Inc. for $226.9 million in cash plus related working capital. The acquired assets primarily included aggregates production and distribution facilities in Maryland, Pennsylvania, South Carolina and Virginia. This acquisition was made under a purchase agreement between the Company and Titan Atlantic LLC. The Company entered into the agreement in order to strengthen its Construction Materials segment by extending its geographic scope of operations in the eastern U.S. In the Tarmac acquisition the Company acquired control of approximately 500 million tons of proven and permitted aggregates reserves.

         In addition to the Tarmac acquisition in 2000, the Company acquired 2 recycling facilities and opened 2 greenfield sites.

         By the end of the first quarter of 2001, the Company expects to have acquired from Empresas ICA Sociedad Controladora, S.A. de C.V., or ICA, for $121.1 million in cash, subject to certain adjustments, all of its interests in the companies that made up the Vulcan/ICA joint venture. These companies produce aggregates in Mexico's Yucatan Peninsula and transport and sell them in various markets primarily along the U.S. Gulf Coast. The acquisition will result in the Company becoming the sole owner of the joint venture companies, known collectively as the Crescent Market Companies. The businesses of these companies include:

- - -

a limestone quarry, aggregates processing plant, deep water harbor and other properties, located on the east coast of the Yucatan Peninsula;

aggregates transportation involving two vessels used to transport aggregates from Mexico to the U.S. and the Caribbean Basin; and

aggregates production and distribution involving various distribution facilities primarily on the Gulf Coast, as well as two aggregates production facilities in Florida and a fine grind plant in Texas.

         Shipments of all construction aggregates totaled approximately 222 million tons in 2000.

         As of year-end 2000, the Company, either directly or indirectly or through joint ventures, operated 201 permanent reserve-supplied aggregates production facilities in 16 states and Mexico for the production of crushed stone (limestone and granite), sand and gravel, and rock asphalt with estimated reserves totaling approximately 10 billion tons.

         As of year-end 2000, the Company, either directly or indirectly or through joint ventures, operated 29 recrushed concrete plants, 3 slag plants, and various other types of plants which produce fine grind, dolomitic lime and other aggregates.

          Other Construction Materials products and services include asphalt mix and related products, ready-mixed concrete, trucking services, barge transportation, paving construction, and several other businesses. As of year-end 2000, the Company operated 52 asphalt plants in 6 states and 28 ready-mixed concrete plants in 5 states.

         Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry either to expand existing quarries or to develop new quarries in some markets. Although it cannot be predicted what policies will be adopted in the future by governmental bodies regarding environmental controls which affect the construction materials industry, the Company believes that future environmental control costs will not have a materially adverse effect upon its business. Furthermore, any future land use restrictions could make zoning and permitting more difficult. Any such restrictions, while curtailing expansion or acquisitions in certain areas, could potentially enhance the value of the Company's existing mineral reserves.

         Management believes that the Construction Materials segment's raw material reserves are sufficient for predicted production levels for the foreseeable future. The Company does not anticipate any material difficulties in either the number of sources or the availability of raw materials in the future.

         The Construction Materials segment strives to maintain a sufficient level of inventory of its aggregates to meet rapid delivery requirements of its customers. The Construction Materials segment generally provides for standard payment terms similar to those customary for the construction aggregates industry. The terms generally provide for payment within 30 days of being invoiced.

     Chemicals

         The Chemicals segment is organized into two business units: the Chloralkali Business Unit which manages the Company's line of chloralkali products and related businesses, and the Performance Chemicals Business Unit which manages the Company's specialty chemicals and services business.

         The Chloralkali business unit produces and sells chlorine, caustic soda, hydrochloric acid, potassium chemicals and chlorinated organic chemicals principally to the chemical processing, refrigeration, polymer, food and pharmaceutical, pulp and paper, textile, and water management industries. The Performance Chemicals business unit offers specialty and custom chemical products, services, technologies and manufacturing capabilities to a number of industries, including pulp and paper and water management.

         In the paper industry, caustic soda is used primarily in the kraft and sulfite pulping processes. Chlorine is used in potable water disinfection and sewage management to remove impurities from recycled aluminum and as an ingredient to make other chlorinated products. Caustic soda and caustic potash are used in the production of soaps and detergents. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. The Company supplies hydrochloric acid to the energy industry for stimulation of oil and gas wells. Hydrochloric acid, caustic soda, caustic potash and methylene chloride are used by the food and pharmaceutical industries. Perchloroethylene and methylene chloride are used in industrial cleaning applications. Perchloroethylene is also used in the dry cleaning industry. Ethylene dichloride (EDC) is used in the manufacture of PVC, and pentachlorophenol is used in wood or utility pole treatment. The Chloralkali Business Unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products. Products sold to this market segment include hydrochloric acid, chlorine, caustic soda, caustic potash, potassium carbonate and various chlorinated hydrocarbons. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants, cleansers and other chemicals. The Company sells chloroform, methyl chloroform, perchloroethylene and other chlorinated hydrocarbons to the fluorocarbons market as feedstock for manufacturing refrigerants.

         In 1998, the Company first announced the formation of a joint venture with Mitsui & Co., Ltd., to construct a new chloralkali plant and expand EDC production capacity at the Company's current manufacturing site in Geismar, Louisiana. This joint venture was structured to take advantage of the Company's manufacturing and domestic marketing capabilities and Mitsui's access to global EDC markets. Both the new chloralkali plant and the expanded EDC plant began production in 2000.

         In February 1999, the Company combined its specialty chemicals businesses into one business unit called Vulcan Performance Chemicals. The new business unit includes Callaway Chemical Company, Callaway's Mayo Division, Vulcan Performance Chemicals, Callaway Chemical De Mexico DeRL DE CV, Vulcan Chemical Technologies, Inc. and Vulcan's sodium chlorite business. These businesses formerly operated as the Company's Performance Systems Business Unit. Vulcan Performance Chemicals offers a blend of products, services, technologies and manufacturing capabilities for customers in a variety of industries, with emphasis on pulp and paper and water management. Additionally, Vulcan Performance Chemicals intends to expand into the petrochemical, mining and utilities markets.

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

         The Chemicals segments delivers its products upon receipt of orders or requests from customers. On occasion, when necessary to conform to regional industry practices, the Company has sold product under various payment terms.

         In the 1990's the production of carbon tetrachloride and methyl chloroform for emissive uses was phased out to a large extent because of the ozone depleting properties of these chemicals. The Company has now developed new nondepleting products to replace those products. The Company intends to build a plant at its Geismar location that will produce HCC-240fa, a feedstock to make new fluorocarbons that will replace hydrochlorofluorocarbons. Under long-term agreements, the Company will supply HCC-240fa to Honeywell Specialty Chemicals for its plant which will also be located in Geismar. The resulting foam-blowing agent will be used in the manufacture of insulation products. Both the Company's and Honeywell's plants are scheduled to be operational by mid-2002.

Financial Results by Business Segments

         Net sales, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 2000, are reported on pages 47 and 48 (Note 11 of the Notes to Financial Statements) in the Company's 2000 Annual Report to Shareholders, which referenced pages of said report are incorporated herein by reference.

Item 2. Properties

Construction Materials

         The Company's current estimate of approximately 10.0 billion tons of zoned and permitted aggregates reserves is approximately 0.5 billion tons more than the estimate reported at the end of 1999. These reserves include aggregates reserves in Mexico owned or controlled by the Company's Mexican joint venture which the Company is in the process of acquiring full ownership of, as described above. Increases in the Company's reserves primarily have resulted from 2000 acquisitions. Management believes that the quantities of zoned and permitted reserves at the Company's aggregates facilities are sufficient to result in an average life of approximately 43 years at present operating levels. See Note 1 to the table of the Company's 10 largest active aggregates facilities on page 6 for a description of the method used by the Company for estimating the years of life of reserves.

         The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

         Of the 201 permanent reserve-supplied aggregates production facilities which the Company operates directly or through joint ventures, 67 are located on owned land, 31 are on land owned in part and leased in part, and 103 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 2001 to 2105. Most of the Company's leases have options to extend them well beyond their current terms.

         Due to transportation costs, the marketing areas for most aggregates facilities in the construction aggregates industry are limited, often consisting of a single metropolitan area or one or more counties or portions thereof when transportation is by truck only. The following table itemizes the Company's 10 largest active aggregates facilities determined on the basis of the quantity of aggregates reserves, with nearby major metropolitan areas (if applicable) shown in parentheses:
Location	Product	Estimated Years of Life At Average Rate Of Production (1)	Nature of Interest	Lease Expiration Date, if Applicable (2)

Playa Del Carmen, Mexico (3)	Limestone	94.6	Owned
McCook (Chicago), Illinois	Limestone	71.9	Owned
Reed (Paducah), Kentucky	Limestone	43.5	Leased	(4)
Grayson (Atlanta), Georgia	Granite	Over 100	Owned
Gray Court (Greenville), South Carolina	Granite	Over 100	Owned
Warrenton, Virginia (Washington, D.C.)	Diabase	Over 100	Leased	(4)
Readyville, Tennessee	Limestone	Over 100	Leased	(4)
Jack (Richmond), Virginia	Granite	Over 100	66% Owned 34% Leased	2059
Mount Misery (Hanover), Pennsylvania	Limestone	45.2	Owned
Skippers, Virginia	Granite	94.1	Leased	2016

________________________________
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

(2)	Renewable by the Company through date shown.
(3)	The Company acquired 100% of the quarry in the first quarter of 2001.
(4)	Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky facility are owned.

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

         All of the facilities at Wichita are located on a 1,652-acre tract of land owned by the Company. Mineral rights for salt are held by the Company under two leases that are automatically renewable from year to year unless terminated by the Company and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, the Company owns 280 acres of salt reserves and 108 acres of water reserves. The Company maintains an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of its process steam requirements. The Company has placed this cogeneration facility in reserve and is purchasing most of its requirements for electric power from a local utility at favorable rates pursuant to a long-term agreement. Through a separate agreement with this utility, the Company does operate its cogeneration unit upon the request of the utility at various times during the summer peak electricity demand period, selling the cogenerated electricity to the utility at profitable rates.

         The facilities at Geismar are located on a 2,185-acre tract of land owned by the Company. Mineral rights for salt are held under a lease which may be extended, at the Company's option, through 2037. Included in the facilities at the Geismar plant are the operations associated with the joint venture with Mitsui & Co., Ltd. and an electric power cogeneration facility owned by the Company. The cogeneration facility supplies a majority of the electricity and process steam required by the Geismar plant, but not the joint venture facility. A long-term contract from the regional supplier is in place to supply the additional electrical power requirements of the joint venture plant.

         The plant facilities at Port Edwards are located on a 34-acre tract of land, the surface rights to which are owned by the Company. Currently, the Company purchases its salt and electrical power requirements for the Port Edwards facility from regional sources of supply.

         Manufacturing facilities for chemicals produced by Vulcan Performance Chemicals (other than sodium chlorite and sodium hydrosulfite which are respectively produced at Wichita and Port Edwards) are operated by subsidiaries of the Company. The Performance Chemicals Business Unit indirectly owns two production facilities in Columbus, Georgia and additional production facilities in Smyrna, Georgia, Dalton, Georgia and Shreveport, Louisiana. The Performance Chemicals Business Unit also has an office and small production facility on leased property in Vancouver, British Columbia.

         The Company's Chemicals manufacturing facilities are designed to permit a high degree of flexibility as to raw material feedstocks, product mix and product ratios; therefore, actual plant production capacities vary according to these factors. Management does not believe, however, that there is material excess production capacity at the Company's Chemicals facilities.

Other Properties

         The headquarters staffs for the Construction Materials and Chemicals segments and the Southern and Gulf Coast Division of the Construction Materials segment are located in an office complex in Birmingham, Alabama. This office space is leased through December 31, 2013 and consists of approximately 189,000 square feet. The annual rental for each year in the initial 5 year period, the second 5 year period and the final 5 year period of the lease will be approximately $3.0 million, $3.2 million and $3.4 million, respectively.

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

         In a March 1994 letter, the U.S. Environmental Protection Agency ("EPA") notified the Company that it was a potentially responsible party ("PRP"), with respect to the Jack's Creek/Sitkin Smelting Superfund Site in Pennsylvania (the "Site"). EPA claims that there are releases and threatened releases of various hazardous substances under the Comprehensive Environmental Response, Compensation and Recovery Act ("CERCLA") from the Site, and that the PRPs are jointly and severally liable under CERCLA for Site response costs. The Pennsylvania Department of Environmental Protection ("PADEP") also asserted a claim for investigation and response costs allegedly incurred at the Site, and state and federal trustees have asserted claims for alleged natural resources damages.

         The Company and over 30 other PRPs subsequently formed the Jack's Creek PRP Group (the "PRP Group") to respond to claims asserted by EPA, PADEP and others. In December 1998 under a judicially lodged Consent Decree, the PRP Group settled with the EPA, the U.S. Department of Justice and PADEP. Under this settlement, the PRP Group commits to design and implement the remedy specified by the EPA in its September 1997 Record of Decision for the Site, and EPA in return forgives unreimbursed past response costs it allegedly incurred and certain future oversight costs it expects to incur. The Consent Decree also incorporates both the PRP Group's settlement of PADEP's claims for past response costs and future oversight costs and a settlement between the PRP Group and certain de minimis parties. These de minimis settlers will pay about $3.2 million into a "special fund" held by EPA, 95% of which amount will be available to reimburse the PRP Group for costs incurred in designing and implementing the remedy. The Consent Decree does not address natural resource damage claims.

         In January 1999, the PRP Group executed a Contribution Agreement, which allocated among the PRP Group members the costs of designing and implementing the remedy; the Company's allocated share is 1.96%. Concurrently, the PRP Group executed a settlement agreement with the current owner and operator of the Site, providing for the owner/operator's contribution of certain services and materials toward performance of the remedy. The Company believes that its presently accrued reserves referable to matters relating to the Site are adequate in light of the Company's anticipated financial obligations arising under the Consent Decree and the Contribution Agreement cost allocation. Accordingly, absent any presently unforeseeable material and adverse future change in circumstances, the matter described above will not be further reported.

         The Company has received notices from the Illinois Environmental Protection Agency which allege violations of certain air pollution control requirements at several of the Company's facilities in Illinois. The first such notice was received by the Company in August 1997 and the most recent notice was received by the Company in November 2000. In July 2000, the State of Illinois commenced an action in Will County Circuit Court related to the alleged violations. In December 2000, the Company and the State reached an agreement which resolved the alleged violations at all of the Company's facilities, except for one. As a part of that agreement, Vulcan will likely pay a civil forfeiture in excess of $106,000. The Company and the State continue settlement discussions with respect to the alleged violations at the remaining facility.

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

         On February 28, 2001, a determination was made against the Company in an arbitration proceeding in California involving its subsidiary, Vulcan Chemicals Technologies, Inc., that assesses damages, attorneys' fees and costs against the subsidiary in the total amount of $23,000,000. The arbitration proceeding arose out of the termination of a distributorship agreement in the Company's Performance Chemicals business unit for the sale of certain products in four Asian countries. The magnitude of the determination was unexpected and in the Company's opinion was greatly in excess of any actual damages suffered by the claimant. Note 14.C, Subsequent Events on page 50 of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference.

         Note 9, Other Commitments and Contingent Liabilities on page 47 of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 2000.

Item 4a.  Executive Officers of the Registrant

         The names, positions and ages of the executive officers of the Company are as follows:
Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	52
Peter J. Clemens, III	Executive Vice President	57
Guy M. Badgett, III	Senior Vice President-Construction Materials, East, and President, Southeast Division	52
William F. Denson, III	Senior Vice President, General Counsel and Secretary	57
Mark E. Tomkins	Senior Vice President and Chief Financial Officer	45
Robert A. Wason IV	Senior Vice President, Corporate Development	49
Richard K. Carnwath	Vice President, Planning and Development	52
J. Wayne Houston	Vice President, Human Resources	51
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	44
John A. Heilala	President, Chloralkali Business Unit	60
John L. Holland	President, Performance Chemicals Business Unit	58
Daniel J. Leemon	Chairman, Midwest Division and President, Midsouth Division	62
Ronald G. McAbee	President, Mideast Division	54
Thomas R. Ransdell	President, Southwest Division	58
Daniel F. Sansone	President, Southern and Gulf Coast Division	48
James W. Smack	President, Western Division	57
Robert R. Vogel	President, Midwest Division	43

         The principal occupations of the executive officers during the past five years are set forth below:

         Donald M. James, was elected Chairman of the Board of Directors in May 1997. He became President and Chief Executive Officer in February 1997. Prior to that he served as President and Chief Operating Officer.

         Peter J. Clemens, III, became Executive Vice President in January 2001. Prior to that time since May 1997 he served as Executive Vice President, Finance and Administration and Treasurer. He also served as Executive Vice President and Chief Administrative Officer from May 1996 to May 1997.

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

         Mark E. Tomkins became Senior Vice President and Chief Financial Officer in January 2001. From August 1998 to January 2001 he served as Senior Vice President and Chief Financial Officer of Great Lakes Chemical Company. From January 1997 to August 1998 he served as Vice President, Finance and Business Development Polymers Division, and from August 1996 to January 1997 he served as Vice President, Finance and Business Development, Electronic Materials Division of Allied Signal. Prior to that time he served as Vice President, Finance and Business Development, Growth Enterprises Division at Monsanto Company.

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

         Richard K. Carnwath has served as Vice President, Planning and Development since 1985.

         J. Wayne Houston was elected Vice President, Human Resources in October 1997. Prior to that time he served as Director of Compensation and Benefits.

         Ejaz A. Khan was elected Vice President and Controller in February 1999. Prior to that he served as Controller. He was appointed as Chief Information Officer as well in February 2000.

         John A. Heilala has served as President, Chloralkali Business Unit since May 1996.

         John L. Holland joined the Company in December 1998 as President of the Performance Chemicals Business Unit. Prior to that he served as President of BetzDearborn Water Management Group and Group Vice President, BetzDearborn, Inc.

         Daniel J. Leemon has served as President, Midsouth Division, since 1993. He was appointed Chairman of the Midwest Division in November 2000.

         Ronald G. McAbee was appointed President of Mideast Division in January 1999. Prior to that time he served as Vice President, East Region of the Midsouth Division.

         Thomas R. Ransdell has served as President, Southwest Division since 1994. He also served as President, Vulcan Gulf Coast Materials, Inc., from 1987 to May 1997.

         Daniel F. Sansone is President of Southern and Gulf Coast Division. Formerly he served as President, Southern Division since July 1999 and President, Vulcan Gulf Coast Materials Division since May 1997. Prior to that time he served as Vice President, Finance.

         James W. Smack was appointed President of Western Division effective in January 1999. Prior to that time he served as President, Mideast Division.

         Robert R. Vogel was appointed President of the Midwest Division in November 2000. Prior to that he served as Vice President-Georgia for the Southeast Division.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 28, 2001, the number of shareholders of record approximated 3,450. The closing price of the Common Stock on the New York Stock Exchange on February 28, 2001, was $42.33. The prices in the following table represent the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange.

Quarter Ended	2000		1999
March 31 June 30 September 30 December 31	High $ 47.75 48.88 47.00 48.44	Low $ 37.69 41.25 37.50 36.50	High $ 48.13 50.75 51.25 44.13	Low $ 40.75 39.63 34.31 34.81

         Dividends paid in 2000 totaled $84,765,000, as compared with $78,730,000 paid in 1999. On February 9, 2001, the Board of Directors authorized a quarterly dividend of $.225 per share of Common Stock payable March 9, 2001 to holders of record on February 23, 2001. This quarterly dividend represents a 7.1% increase over quarterly dividends paid in 2000.

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

Item 6.  Selected Financial Data

         The selected statement of operations, per share data and balance sheet data for each of the 5 years ended December 31, 2000 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements on pages 31 through 34 and 40 through 50 of the Company's 2000 Annual Report to Shareholders, which are incorporated herein by reference.
	Year Ended December 31,
	2000		1999		1998		1997		1996
	(Amounts in millions, except per share data)
Net sales Net earnings Net earnings per: Basic shares outstanding Diluted shares outstanding Total assets Long-term obligations Cash dividends declared per share	$ $ $ $ $ $ $	2,491.7 219.9 2.18 2.16 3,228.6 685.4 0.84	$ $ $ $ $ $ $	2,355.8 239.7 2.38 2.35 2,839.5 698.9 0.78	$ $ $ $ $ $ $	1,776.4 255.9 2.54 2.50 1,658.6 76.5 0.69	$ $ $ $ $ $ $	1,678.6 209.1 2.06 2.03 1,449.2 81.9 0.63	$ $ $ $ $ $ $	1,568.9 188.6 1.81 1.79 1,320.6 85.5 0.56

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 35 through 39 and "Financial Terminology" on page 62 of the Company's 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 39 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The following information relative to this item is included in the Company's 2000 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements	31-34
Notes to Consolidated Financial Statements	40-50
Management's Responsibility for Financial Reporting and Internal Control	30
Independent Auditors' Report	30
Net Sales, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2000 and 1999 (Unaudited)	58

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         No information is required to be included herein pursuant to Item 304 of Regulation S-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         On or before March 30, 2001, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "2001 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 2001 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is made to the information provided in Part I, Item 4(a) of this Annual Report on Form 10-K. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) during 2000, and of Form 5 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) with respect to 2000, the Company has not identified any persons subject to Section 16(a) of the Securities Exchange Act of 1934 who failed to file on a timely basis required forms, except that William L. Glusac, former president of the Company's Midwest Division filed a Form 5 late. The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's 2001 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

         The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 2000," "Report of the Compensation Committee," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Shareholder Return Performance Presentation," "Retirement Income Plan," "Change in Control Employment Agreements" and "Executive Incentive Plan" included in the Company's 2001 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information under the headings "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" included in the Company's 2001 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

        An executive officer of the Company, Daniel F. Sansone, serves as the chief executive officer of three companies, known collectively as the Crescent Market Companies, in which the Company had a 51%, 50% and 49% interest, respectively in 2000. Each of the companies reimbursed the Company for a portion of Mr. Sansone's salary and bonus. In 2000, the total amount of this reimbursement was $154,000.

         Other than the foregoing, no information is required to be included herein pursuant to Item 404 of Regulation S-K, which requires disclosure of certain information with respect to certain relationships or related transactions of the directors and management.
PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) Financial Statements

         The following financial statements are included in the Company's 2000 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	31
Consolidated Balance Sheets	32
Consolidated Statements of Cash Flows	33
Consolidated Statements of Shareholders' Equity	34
Notes to Consolidated Financial Statements	40-50
Management's Responsibility for Financial Reporting and Internal Control	30
Independent Auditors' Report	30
Net Sales, Net Earnings and Earnings Per Share Quarterly Financial Data for each of the 2 Years Ended December 31, 2000 and 1999 (Unaudited)	58

         (a) (2) Financial Statement Schedules

         The following financial statement schedule for the years ended December 31, 2000, 1999 and 1998 is included in Part IV of this report on the indicated page:

Schedule II	Valuation and Qualifying Accounts and Reserves	18

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

         (a) (3) Exhibits

         The exhibits required by Item 601 of Regulation S-K and indicated below, other than Exhibit (12) which is on page 19 of this report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission and the New York Stock Exchange. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon payment of the costs of copying and transmitting the same.
Exhibit (3)(i)	Certificate of Incorporation (Restated 1988) of the Company filed as Exhibit 3(i) to the Company's 1998 Form 10-K Annual Report (File No. 1-4033).[1]
Exhibit (3)(ii)

By-laws of the Company, as restated February 2, 1990, and as last amended July 14, 2000, filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-4033). [1]

Exhibit (4)(a)

Distribution Agreement dated as of May 14, 1991, by and among the Company, Goldman, Sachs & Co., Lehman Brothers and Salomon Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (4)(b)

Indenture dated as of May 1, 1991, by and between the Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284). [1]

Exhibit (10)(a)	The Management Incentive Plan of the Company, as last amended and restated filed as Exhibit 10(a) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(b)

The 1991 Long-Range Performance Share Plan of the Company filed as Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991 (File No. 1-4033).[1,2]

Exhibit (10)(c)	The Employee Special Severance Plan of the Company filed as Exhibit 10(g) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(d)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(e)	The 1983 Long-Term Incentive Plan, as last amended and restated, filed as Exhibit 10(f) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(f)

The Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as last amended and restated on February 17, 1996 filed as Exhibit 10(g) to the Company's 1995 Form 10-K Annual Report (File No. 1-4033).[1,2]

Exhibit (10)(g)	The 1996 Long-Term Incentive Plan of the Company filed as Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(h)	The Directors Deferred Stock Plan of the Company filed as Exhibit 10(i) to the Company's 1995 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(i)	The Restricted Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(i) to the Company's 1997 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(j)	Executive Deferred Compensation Plan filed as Exhibit 10(j) to the Company's 1998 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(k)	Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(k) to the Company's 1998 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(l)	Change in Control Employment Agreement Form filed as Exhibit (10)(m) to the Company's 1999 Form 10-K Annual Report (File No. 1-4033). [1,2]
Exhibit (10)(m)	Change in Control Employment Agreement Form filed as Exhibit (10)(n) to the Company's 1999 Form 10-K Annual Report (File No. 1-4033). [1,2]
Exhibit (10)(n)	Executive Incentive Plan of the Company. [2]
Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2000 (set forth on page 19 of this report).
Exhibit (13)	The Company's 2000 Annual Report to Shareholders.
Exhibit (21)	List of the Company's subsidiaries as of December 31, 2000.
Exhibit (23)	Consent of Deloitte & Touche LLP
Exhibit (24)	Powers of Attorney

         Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 2000, will be filed as one or more amendments to this Form 10-K on or before June 28, 2001, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

1Incorporated by reference.
2Management Contract or Compensatory Plan.

INDEPENDENT AUDITORS' REPORT

Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 2000, 1999 and 1998 and for the years then ended, and have issued our report thereon dated January 31, 2001 (February 28, 2001 as to Note 14); such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Vulcan Materials Company and its subsidiary companies, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Birmingham, Alabama
January 31, 2001

Schedule II

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2000, 1999 and 1998
Amounts in Thousands
Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End Of Period
2000
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables All Other(3)	$ 8,800 23,559 9,722 8,985	$ 974 3,503 1,902 5,586	$ 5,200	$ 1,197 3,099 2,642 5,723	(1) (2)	$ 13,777 23,963 8,982 8,848
1999
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables All Other(3)	$ 3,973 0 7,391 1,958	$ 145 3,144 (40) 6,772	$ 4,844 23,460 5,381 7,512	$ 162 3,045 3,010 7,257	(1) (2)	$ 8,800 23,559 9,722 8,985
1998
Accrued Environmental Costs Doubtful Receivables All Other(3)	$ 4,285 7,548 1,374	$ 6,848 1,312 2,282		$ 7,160 1,469 1,698	(1) (2)	$ 3,973 7,391 1,958

(1)   Expenditures on environmental remediation projects.
(2)   Write-offs of uncollected accounts and worthless notes, less recoveries.
(3)   Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.

Exhibit 12

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
For the Years Ended December 31
Amounts in Thousands
	2000	1999	1998	1997	1996
Fixed charges: Interest expenses before capitalization credits Amortization of financing costs One-third of rental expense Total fixed charges	$ 54,236 348 21,668 $ 76,252	$ 53,022 267 20,798 $ 74,087	$ 7,224 93 13,668 $ 20,985	$ 8,074 104 9,735 $ 17,913	$ 9,263 164 9,663 $ 19,090
Net earnings Provisions for income taxes Fixed charges Capitalized interest credits Amortization of capitalized interest Earnings before income taxes as adjusted	219,893 92,345 76,252 (6,150) 686 $ 383,026	239,693 111,868 74,087 (4,445) 693 $ 421,896	255,908 118,936 20,985 (442) 715 $ 396,102	209,145 91,356 17,913 (1,160) 708 $ 317,962	188,595 96,985 19,090 (627) 674 $ 304,717
Ratio of earnings to fixed charges	5.0	5.7	18.9	17.8	16.0

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.
VULCAN MATERIALS COMPANY
By /s/ D. M. James D. M. James Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ D. M. James D. M. James	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2001
/s/ M. E. Tomkins M. E. Tomkins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2001
/s/ E. A. Khan E. A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	March 29, 2001

The following directors:

Marion H. Antonini
Philip J. Carroll, Jr.
Livio D. DeSimone
Phillip W. Farmer
Ann McLaughlin Korologos
Douglas J. McGregor
James V. Napier
Donald B. Rice
Herbert A. Sklenar
Orin R. Smith

Director Director Director Director Director Director Director Director Director Director
By /s/ William F. Denson, III William F. Denson, III Attorney-in-Fact		March 29, 2001