Form 10-Q
period 2001-03-31
VULCAN MATERIALS CO
filed 2001-05-10
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2001 101,083,866

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2001 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	7
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	13
	Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES			15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	March 31 2001	December 31 2000	March 31 2000

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
      Property, plant and equipment, net
Goodwill
Deferred charges and other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Minority interest
Other noncurrent liabilities
Shareholders' equity
      Total

Current ratio

$       28,946

369,963
       (9,382)
360,581

186,174
15,082
688
        28,240
230,184
44,844
        21,357
685,912
12,455

3,808,309
  (1,809,410)
1,998,899
599,475
         50,196
 $ 3,346,937

$        6,773
165,367
170,985
      112,739
455,864
923,176
282,678
98,251
129,289
    1,457,679
 $ 3,346,937

1.5

$       55,276

390,849
       (8,982)
381,867

155,258
15,578
1,020
        27,188
199,044
44,657
        13,660
694,504
72,558

3,496,204
  (1,647,570)
1,848,634
562,044
         50,834
 $ 3,228,574

$        6,756
270,331
181,317
      113,827
572,231
685,361
268,797
103,626
127,063
    1,471,496
 $ 3,228,574

1.2

$       21,231

333,402
      (10,155)
323,247

146,411
14,798
1,409
        34,484
197,102
52,200
        11,552
605,332
80,413

3,233,650
  (1,541,179)
1,692,471
450,085
         49,731
 $ 2,878,032

$        6,144
91,502
139,833
      154,517
391,996
698,182
254,654
91,771
115,283
    1,326,146
 $ 2,878,032

1.5

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
	(Thousands of Dollars)
Consolidated Statements of Earnings	Three Months Ended March 31
(Condensed and unaudited)	2001	2000

Net sales
Cost of goods sold
Gross profit on sales
Selling, administrative and
    general expenses
Other operating costs
Minority interest in losses
    of a consolidated subsidiary
Other income (expense), net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 569,129 483,618 85,511 58,912 8,162 5,375 (1,509) 22,303 1,694 15,357 8,640 2,920	$ 514,981 415,800 99,181 53,598 5,979 412 4,661 44,677 1,281 11,188 34,770 11,509
Net earnings	$ 5,720	$ 23,261
Basic net earnings per share Diluted net earnings per share	$ 0.06 $ 0.06	$ 0.23 $ 0.23
Average common shares outstanding (thousands)	101,323	100,734
Average common shares outstanding, assuming dilution (thousands)	102,253	101,897
Cash dividends per share of common stock	$ 0.225	$ 0.210
Depreciation, depletion and amortization deducted above	$ 66,998	$ 53,119
Effective tax rate	33.8%	33.1%

See accompanying Notes to Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Three Months Ended March 31
(Condensed and unaudited)	2001	2000

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     (Increase) decrease in assets before
        effects of business acquisitions
     Increase (decrease) in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 5,720 66,998 24,334 (24,469) 3,332 75,915	$ 23,261 53,119 (23,205) 18,654 (2,438) 69,391

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
Other, net
        Net cash used for investing activities

	(94,643) (122,960) 4,123 -0- (213,480)	(97,210) -0- 4,212 (3) (93,001)

Financing Activities
Net payments - commercial paper and
  bank lines of credit
Payment of short-term debt
Net proceeds from issuance of long-term debt
Dividends paid
Contributions from minority interest of consolidated subsidiary
Other, net
        Net cash provided by (used for) financing activities

	(104,964) (495) 238,560 (22,741) -0- 875 111,235	(10,194) (331) -0- (21,154) 23,793 (107) (7,993)
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(26,330) 55,276 $ 28,946	(31,603) 52,834 $ 21,231

See accompanying Notes to Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's latest annual report on Form 10-K.

2.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

3.   Derivative Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

Natural gas used by the Company in its Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The Company uses over-the-counter commodity swap and option contracts to manage the volatility related to anticipated natural gas purchases. These instruments have been designated as effective cash flow hedges in accordance with SFAS 133. The adoption of SFAS No. 133 did not materially impact the Company's consolidated financial statements as of March 31, 2001.

4.   Segment Data

The Company's reportable segments are Construction Materials and Chemicals and are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in the notes to the consolidated financial statements on Form 10-K. The Company's determination of segment earnings (a) recognizes equity in the income or losses of nonconsolidated affiliates as part of segment earnings; (b) reflects allocations of general corporate expenses and income to the segments; (c) does not reflect interest income or expense; and (d) is before income taxes. Allocations are based on average capital employed and customer sales.

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended March 31
	2001	2000
NET SALES Construction Materials Chemicals Total	$ 399.6 169.5 $ 569.1	$ 366.3 148.7 $ 515.0
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 23.8 (1.5) $ 22.3	$ 37.7 7.0 $ 44.7

	March 31 2001	Dec. 31 2000	March 31 2000
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets Investment in nonconsolidated affiliates General corporate assets Cash items Total	$ 2,600.1 637.5 3,237.6 (.1) 80.5 28.9 $ 3,346.9	$ 2,375.2 639.5 3,014.7 59.5 99.1 55.3 $ 3,228.6	$ 2,131.8 584.0 2,715.8 67.6 73.4 21.2 $ 2,878.0

5.   Supplemental Cash Flow Information

Supplemental information referable to the Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (amounts in thousands).

	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 3,371 2,962	$ 2,181 2,596
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: Liabilities and long-term debt assumed in business acquisitions	$ 18,826	$ -0-

6.   Acquisition and New Debt Issuance

On February 7, 2001, the Company issued $240.0 million of five-year senior unsecured notes due February 1, 2006, with a coupon of 6.40%. The Company used approximately $121.1 million of the net proceeds from the sale of the notes to fund its acquisition of the ownership interest in the Crescent Market Companies from Empresas ICA Sociedad Controladora, S.A. de C.V. The acquisition was accounted for using the purchase method, and, accordingly, the purchase price was allocated to the remaining assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.
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

Segment Sales and Earnings

Segment earnings are earnings before net interest and income taxes and after allocation of corporate expenses and income, and after assignment of equity income or loss to the segments with which it is related in terms of products and services. Allocations are based on average capital employed and customer sales.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These include general business conditions, competitive factors, pricing, weather, energy costs, cost of hydrocarbon-based raw materials, and other risks and uncertainties detailed in the Company's periodic reports.

RESULTS OF OPERATIONS

First Quarter 2001 as Compared with First Quarter 2000

The Company's first quarter 2001 sales of $569.1 million were up 11% from the 2000 first quarter record of $515.0 million. Pretax earnings totaled $8.6 million and net earnings were $5.7 million, or $0.06 per share (diluted). The comparable results for the first quarter of 2000 were $34.8 million, $23.3 million and $.23 per share, respectively.

Construction Materials reported record first quarter sales of $399.6 million, up 9% from the 2000 first quarter of $366.3 million. The sales increase was due to the addition of the Tarmac operations and the acquisition of our joint venture partner's interest in the Crescent Market Companies. Previously, results of the Crescent Market Companies were reported under the equity method of accounting. Excluding the effect of recent acquisitions, aggregates revenues approximated the prior year's as higher prices offset lower volume. Chemicals' first quarter sales of $169.5 million were up 14% from the prior year's $148.7 million due primarily to the impact of the Chloralkali joint venture and improved pricing for caustic soda.

Earnings before interest and income taxes were $22.3 million as compared to $44.7 million in the same period last year. The Construction Materials segment reported first quarter earnings of $23.8 million, down 37% from first quarter 2000's $37.7 million. Improvements in aggregates pricing were more than offset by accelerated spending to upgrade the Tarmac facilities acquired in October 2000, the effect of lower aggregates shipments from traditional operations, and lower gains from asset sales. The Chemicals segment reported a first quarter loss of $1.5 million, down $8.5 million from the prior year's first quarter earnings of $7.0 million. The earnings benefit from improved caustic soda pricing was more than offset by the adverse effects of higher costs for natural gas, restricted operating rates at the Chloralkali joint venture due to reduced operating rates by key customers, and lower sales at Performance Chemicals.

Selling, administrative and general expenses of $58.9 million reflected a 10% increase from first quarter 2000. This increase was due mainly to the change in the accounting for the Crescent Market Companies from the equity method to consolidation and the addition of the Tarmac operations.

Minority interest income of $5.4 million reflected the minority partner's share of the Chloralkali joint venture's pretax loss.

Other income (expense), net of other charges was down $6.2 million for the first quarter. This decrease was mostly attributable to the aforementioned change in accounting for the Crescent Market Companies and lower gains from asset sales. Interest expense increased $4.2 million primarily due to Construction Materials' acquisitions.

On April 23, 2001, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's first quarter results, as follows:

''Earnings comparisons with the first quarter of 2000 were impacted by the effects of sharply higher natural gas prices and a slowing economy on our Chemicals segment, as well as accelerated spending to upgrade the Tarmac facilities acquired in October 2000. We are pleased with the progress that has been made at the Tarmac operations, and we expect full year results to be in line with our earlier expectations. As we have mentioned previously, first quarter aggregates shipments and earnings are subject to significant variation due to weather and are therefore not necessarily indicative of results for the full year.

"Additionally, in the first quarter we acquired our partner's interest in the Crescent Market Companies, as well as two aggregates operations in Tennessee and one in Illinois."

The following pertains to the Company's outlook for 2001 and includes statements by Mr. James:

Consistent with prior guidance, the Construction Materials segment is expected to deliver full year earnings of $425 to $450 million, approximately 15% above the prior year record. In line with the past several years, pricing for aggregates is expected to increase 3 to 4%. Total aggregates shipments are expected to increase 8%, with the traditional operations up 2%.

With respect to the outlook for the Chemicals segment, while caustic soda pricing has improved and natural gas costs are in line with previous guidance, the current economic slowdown has softened demand from the manufacturing sector. As a result, overall volumes as well as prices for chlorine and derivative products are expected to be lower. Consequently, the full year outlook is for Chemicals to earn approximately $50 million as compared to the previous estimate of $70 to $80 million.

"Based on recently reported industry data, the value of highway contracts awarded during the twelve months ended March 31, 2001 for Vulcan-served states is up 15% over the preceding twelve months. The benefit of the ramp-up of highway projects on Construction Materials combined with the impacts of higher caustic soda prices and the absence of special charges in Chemicals should result in higher earnings. As compared to the prior year, we expect slightly higher earnings comparisons in the second quarter with significant improvements to follow in the second half. As a result, we believe earnings per share will be at record levels, in the range of $2.65 to $2.85, compared to the $2.16 in 2000."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $394.5 million at March 31, 2001, $41.2 million over the 2000 year-end amount of $353.3 million. This increase resulted primarily from our purchase of our partner's interest in the Crescent Market Companies and the resulting consolidation of these companies. Previously, the Crescent Market Companies were reported on the equity method. Working capital at March 31, 2001 increased $85.4 million from the same date last year. This increase from first quarter 2000 resulted from both the fourth quarter 2000 Tarmac acquisition and the before mentioned first quarter 2001 Crescent Market Companies purchase.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.5 as of March 31, 2001. This compares to the 1.2 ratio at year-end 2000 and the 1.5 ratio at March 31, 2000. The increase in the current ratio from the prior year-end resulted primarily from a reduction in commercial paper of $104.9 million.

Cash Flows

Net cash provided by operating activities totaled $75.9 million for the first quarter of 2001, up $6.5 million from the $69.4 million generated in the same period last year. This increase resulted primarily from reductions in working capital items, net of acquisitions, most notably Tarmac and the Crescent Market Companies. Net cash used for investing activities of $213.5 million increased $120.5 million from the first quarter 2000 total of $93.0 million due primarily to payments for the acquisitions noted above. Net cash provided by financing activities of $111.2 million increased $119.2 million from the $8.0 million net cash used for financing activities in the first quarter of 2000. This increase resulted from the current quarter's issuance of $240.0 million of long-term debt net of the $105.0 million combined reduction in commercial paper and bank borrowing.

Cash and cash equivalents, which totaled $28.9 million at March 31, 2001, were down $7.7 million from a year ago.

Short-term Borrowings

Short-term borrowings of $165.4 million as of March 31, 2001 consisted of notes payable to banks totaling $21.2 million and commercial paper of $144.2 million. The prior year amount, $91.5 million, consisted of notes payable to banks of $9.7 million, commercial paper of $81.6 million and other notes payable of $.2 million.

Long-term Obligations

As of March 31, 2001, long-term obligations were 31.9% of long-term capital and 63.3% of shareholders' equity. The corresponding first quarter 2000 percentages were 28.1% and 52.6%.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts as of March 31, 2001 and 2000 was not material. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential loss in the fair value of the underlying commodity swap and option contracts based on the fair value at March 31, 2001 of approximately $2.1 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. Because substantially all of this debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At March 31, 2001, the estimated fair market value of these debt instruments was $941.7 million as compared to a book value of $929.9 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the liability by approximately $42.6 million.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is named as a defendant in nine lawsuits filed in state court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at the Company's Geismar, Louisiana, chloralkali plant earlier this year. The suits have been filed within the past month, and some of them purport to be class actions, although no class has been certified. No discovery has taken place. Based on the information currently available to it, the Company does not believe that the ultimate resolution of these suits will have a materially adverse impact on the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 31, 2001, pursuant to which the Company reported under item 5 the January 22, 2001, release of its fourth quarter and year 2000 results of operations with a copy of the press release attached.

The Company filed a Current Report on Form 8-K on February 7, 2001, pursuant to which the Company reported under item 5 the execution on February 2, 2001 of an Underwriting Agreement and related Pricing Agreement with Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Securities, Inc., Banc of America Securities LLC, and Banc One Capital Markets, Inc. in connection with the offer and sale of $240,000,000 aggregate principal amount of the Company's 6.40% Notes due 2006.

The Company filed a Current Report on Form 8-K on March 8, 2001, pursuant to which the Company reported under item 5 the March 6, 2001 press release showing the effect of an arbitration award upon 2000 earnings per share with a copy of the press release and the corresponding revisions of the financial statements for fiscal year 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date        May 10, 2001

E. A. Khan
Vice President, Controller and Chief Information Officer

M. E. Tomkins
Senior Vice President and Chief Financial Officer