Form 10-K/A
period 2000-12-31
VULCAN MATERIALS CO
filed 2001-07-13
CIK 103973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K/A Amendment No. 2
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

VULCAN MATERIALS COMPANY
Annual Report On Form 10-K/A
Fiscal Year Ended December 31, 2000

Explanatory Note

As discussed in Note 15 to the consolidated financial statements, subsequent to the issuance of the Company's 2000 consolidated financial statements, management determined that the Company's practice of netting third-party delivery costs against amounts billed to customers for delivery was inconsistent with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires amounts billed to customers for delivery costs to be classified as a component of total revenues, and the related delivery costs to be classified as either a component of total cost of revenues or separately reported within the Statements of Earnings. Accordingly, the consolidated Statements of Earnings have been restated to reflect the recording of these amounts pursuant to EITF 00-10. The effect of the restatement is to increase total revenues and cost of revenues for the years ended December 31, 2000, 1999 and 1998. Gross profit, earnings before income taxes, net earnings and the related per share amounts were not affected.

No attempt has been made in this Form 10-K/A to update disclosures for events subsequent to the initial filing date of March 30, 2001.
VULCAN MATERIALS COMPANY Cross Reference Sheet for Documents Incorporated by Reference
Form 10-K/A Item No.	Heading in Annual Report to Shareholders for Year Ended December 31, 2000	Page in Annual Report
1. Business (Financial Results by Business Segments)	Segment Financial Data for the 3 Years Ended December 31, 2000-Note 11, Segment Data	47-48
3. Legal Proceedings	Note 9, Other Commitments and Contingent Liabilities Note 14.C, Subsequent Events	47
6. Selected Financial Data	Consolidated Statements of Earnings Consolidated Balance Sheets Consolidated Statements of Cash Flows Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements	31 32 33 34 40-50
7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Management's Discussion and Analysis of Results of Operations and Financial Condition Financial Terminology	35-39 62
7A. Quantitative and Qualitative Disclosures About Market Risk	Management's Discussion and Analysis of Results of Operations and Financial Condition	39
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
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements
Management's Responsibility for Financial Reporting
   and Internal Control
Independent Auditors' Report
Net Sales, Total Revenues, Net Earnings and Earnings Per
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
VULCAN MATERIALS COMPANY Annual Report On Form 10-K/A Fiscal Year Ended December 31, 2000 CONTENTS

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
Quantitative and Qualitative Disclosure About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure

			11 11 12 12 12 12
III	10 11 12 13	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	13 13 13 13
IV	14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	13
	--	Signatures	20
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

         The Company is the largest construction aggregates producer in the United States. The Company estimates that the top ten producers in the nation represent less than a third of the total market, resulting in a highly fragmented market in some areas. Therefore, depending on the market, the Company competes with a number of large, national and small, local producers. Since construction aggregates are expensive to transport, the main competitive factor in the construction aggregates business is having a transportation advantage over competitors. The Company believes it is strategically located in eight of the ten states expected to have the greatest growth, in absolute population, over the next decade. The Company also has facilities located on waterways and rail which increase its geographic market extensively, while providing lower cost rail and barge transportation.  The Construction Materials segment sells a relatively small amount of construction aggregates outside of the United States. Nondomestic net sales in the Construction Materials segment were $26,000 in 2000, and $27,000 in 1999 and 1998, respectively.

         The Company's chemicals segment also competes throughout the United States with numerous companies, including some of the largest chemical companies, in the production and sale of its lines of chemicals. The Company's chemicals segment competes principally on the basis of quality, price and technical support for its products. The segment also competes for sales to customers outside the United States primarily in Asia, South America and Europe. The segment's net sales to foreign customers were $58.8 million in 2000, $58.2 million in 1999 and $28.6 million in 1998.

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

Financial Results by Business Segments

         Net sales, total revenues, earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 2000, are reported on pages 47 and 48 (Note 11 of the Notes to Financial Statements) in the Company's 2000 Annual Report to Shareholders (as amended) which referenced pages of said report are incorporated herein by reference.

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

         On February 28, 2001, a determination was made against the Company in an arbitration proceeding in California involving its subsidiary, Vulcan Chemicals Technologies, Inc., that assesses damages, attorneys' fees and costs against the subsidiary in the total amount of $23,000,000. The arbitration proceeding arose out of the termination of a distributorship agreement in the Company's Performance Chemicals business unit for the sale of certain products in four Asian countries. The magnitude of the determination was unexpected and in the Company's opinion was greatly in excess of any actual damages suffered by the claimant. Note 14.C, Subsequent Events on page 50 of the Company's 2000 Annual Report to Shareholders (as amended) is hereby incorporated by reference.

         Note 9, Other Commitments and Contingent Liabilities on page 47 of the Company's 2000 Annual Report to Shareholders (as amended) is hereby incorporated by reference.

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

Item 6.  Selected Financial Data

         The selected statement of operations, per share data and balance sheet data for each of the 5 years ended December 31, 2000 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements on pages 31 through 34 and 40 through 50 of the Company's 2000 Annual Report to Shareholders as amended, which are incorporated herein by reference.
	Year Ended December 31,
	2000		1999		1998		1997		1996
	(Amounts in millions, except per share data)
Net sales Total revenues[1] Net earnings Net earnings per: Basic shares outstanding Diluted shares outstanding Total assets Long-term obligations Cash dividends declared per share	$ $ $ $ $ $ $ $	2,491.7 2,744.6 219.9 2.18 2.16 3,228.6 685.4 0.84	$ $ $ $ $ $ $ $	2,355.8 2,607.8 239.7 2.38 2.35 2,839.5 698.9 0.78	$ $ $ $ $ $ $ $	1,776.4 1,969.8 255.9 2.54 2.50 1,658.6 76.5 0.69	$ $ $ $ $ $ $ $	1,678.6 1,848.9 209.1 2.06 2.03 1,449.2 81.9 0.63	$ $ $ $ $ $ $ $	1,568.9 1,734.3 188.6 1.81 1.79 1,320.6 85.5 0.56

1 As restated, see Note 15 to the Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 35 through 39 and "Financial Terminology" on page 62 of the Company's 2000 Annual Report to Shareholders (as amended) are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 39 of the Company's 2000 Annual Report to Shareholders (as amended) is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The following information relative to this item is included in the Company's 2000 Annual Report to Shareholders (as amended) on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements	31-34
Notes to Consolidated Financial Statements	40-50
Management's Responsibility for Financial Reporting and Internal Control	30
Independent Auditors' Report	30
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2000 and 1999 (Unaudited)	58

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
PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) Financial Statements

         The following financial statements are included in the Company's 2000 Annual Report to Shareholders (as amended) on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	31
Consolidated Balance Sheets	32
Consolidated Statements of Cash Flows	33
Consolidated Statements of Shareholders' Equity	34
Notes to Consolidated Financial Statements	40-50
Management's Responsibility for Financial Reporting and Internal Control	30
Independent Auditors' Report	30
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for each of the 2 Years Ended December 31, 2000 and 1999 (Unaudited)	58

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
Exhibit (3)(i)	Certificate of Incorporation (Restated 1988) of the Company filed as Exhibit 3(i) to the Company's 1998 Form 10-K Annual Report (File No. 1-4033).1
Exhibit (3)(ii)

By-laws of the Company, as restated February 2, 1990, and as last amended July 14, 2000, filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file No. 1-4033). 1

Exhibit (4)(a)

Distribution Agreement dated as of May 14, 1991, by and among the Company, Goldman, Sachs & Co., Lehman Brothers and Salomon Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May 2, 1991 (Registration No. 33-40284).1

Exhibit (4)(b)

Indenture dated as of May 1, 1991, by and between the Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284). 1

Exhibit (10)(a)	The Management Incentive Plan of the Company, as last amended and restated filed as Exhibit 10(a) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(b)

The 1991 Long-Range Performance Share Plan of the Company filed as Exhibit A to the Company's definitive proxy statement for the annual meeting of its shareholders held May 16, 1991 (File No. 1-4033).1,2

Exhibit (10)(c)	The Employee Special Severance Plan of the Company filed as Exhibit 10(g) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(d)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(e)	The 1983 Long-Term Incentive Plan, as last amended and restated, filed as Exhibit 10(f) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(f)

The Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as last amended and restated on February 17, 1996 filed as Exhibit 10(g) to the Company's 1995 Form 10-K Annual Report (File No. 1-4033).1,2

Exhibit (10)(g)	The 1996 Long-Term Incentive Plan of the Company filed as Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(h)	The Directors Deferred Stock Plan of the Company filed as Exhibit 10(i) to the Company's 1995 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(i)	The Restricted Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(i) to the Company's 1997 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(j)	Executive Deferred Compensation Plan filed as Exhibit 10(j) to the Company's 1998 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(k)	Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(k) to the Company's 1998 Form 10-K Annual Report (File No. 1-4033).1,2
Exhibit (10)(l)	Change in Control Employment Agreement Form filed as Exhibit (10)(m) to the Company's 1999 Form 10-K Annual Report (File No. 1-4033). 1,2
Exhibit (10)(m)	Change in Control Employment Agreement Form filed as Exhibit (10)(n) to the Company's 1999 Form 10-K Annual Report (File No. 1-4033). 1,2
Exhibit (10)(n)	Executive Incentive Plan of the Company filed as Exhibit (10)(n) to the Company's 2000 Form 10-K Annual Report (File No. 1-4033). 2
Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2000 (set forth on page 19 of this report).
Exhibit (13)(a)	The Company's 2000 Annual Report to Shareholders filed as Exhibit (13) to the Company's 2000 Form 10-K Annual Report (File No. 1-4033). 1
Exhibit (13)(b)	Amendment to the Company's 2000 Annual Report to Shareholders.
Exhibit (21)	List of the Company's subsidiaries as of December 31, 2000 filed as Exhibit (21) to the Company's 2000 Form 10-K Annual Report (File No. 1-4033). 1
Exhibit (23)(a)	Consent of Deloitte & Touche LLP, dated March 29, 2001 filed as Exhibit (23) to the Company's 2000 Form 10-K Annual Report (File No. 1-4033). 1
Exhibit (23)(b)	Consent of Deloitte & Touche LLP, dated July 12, 2001.
Exhibit (24)	Powers of Attorney

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
2Management Contract or Compensatory Plan.

         (b) Reports on Form 8-K

The following sets forth information concerning Forms 8-K filed during the fourth quarter ended December 31, 2000:
         1.      On October 13, 2000, the Company filed a Form 8-K reporting under item 5 the acquisition of the aggregates operations of Tarmac America, Inc. in the states of South Carolina, Pennsylvania and Maryland.

INDEPENDENT AUDITORS' REPORT

Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 2000, 1999 and 1998 and for the years then ended, and have issued our report thereon dated January 31, 2001 (February 28, 2001 as to Note 14 and July 3, 2001 as to Note 15), which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement discussed in Note 15 to the consolidated financial statements; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders (as amended) and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Vulcan Materials Company and its subsidiary companies, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly in all material respects the information shown therein.

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 13, 2001.
VULCAN MATERIALS COMPANY
By D. M. James Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
D. M. James	Chairman and Chief Executive Officer (Principal Executive Officer)	July 13, 2001
M. E. Tomkins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 13, 2001
E. A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	July 13, 2001
The following directors: Philip J. Carroll, Jr. Livio D. DeSimone Phillip W. Farmer Ann McLaughlin Korologos Douglas J. McGregor James V. Napier Donald B. Rice Orin R. Smith	Director Director Director Director Director Director Director Director
By William F. Denson, III Attorney-in-Fact		July 13, 2001