Form 10-Q/A
period 2001-03-31
VULCAN MATERIALS CO
filed 2001-07-13
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q/A
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

VULCAN MATERIALS COMPANY
FORM 10-Q/A
QUARTER ENDED MARCH 31, 2001

EXPLANATORY NOTE

Subsequent to the issuance of the Company's first quarter 2001 consolidated financial statements, management determined that the Company's practice of netting third-party delivery costs against amounts billed to customers for delivery was inconsistent with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires amounts billed to customers for delivery costs to be classified as a component of total revenues, and the related delivery costs to be classified as either a component of total cost of revenues or separately reported within the Statements of Earnings. Accordingly, the consolidated Statements of Earnings have been restated to reflect the recording of these amounts pursuant to EITF 00-10. The effect of the restatement is to increase total revenues and costs of revenues for the quarters ended March 31, 2001 and 2000. Gross profit, earnings before income taxes, net earnings and the related per share amounts were not affected.

No attempt has been made in this Form 10-Q/A to update disclosures for events subsequent to the initial filing date of May 10, 2001.

VULCAN MATERIALS COMPANY FORM 10-Q/A QUARTER ENDED MARCH 31, 2001 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	8
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	15
	Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES			17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	March 31 2001	December 31 2000	March 31 2000

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
91,502
139,833
      154,517
391,996
698,182
254,654
91,771
115,283
    1,326,146
 $ 2,878,032

1.5

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
	(Thousands of Dollars)
Consolidated Statements of Earnings	Three Months Ended March 31
(Condensed and unaudited)	2001	2000

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and
    general expenses
Other operating costs
Minority interest in losses
    of a consolidated subsidiary
Other income (expense), net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 569,129 51,290 620,419 483,618 51,290 534,908 85,511 58,912 8,162 5,375 (1,509) 22,303 1,694 15,357 8,640 2,920	$ 514,981 50,378 565,359 415,800 50,378 466,178 99,181 53,598 5,979 412 4,661 44,677 1,281 11,188 34,770 11,509
Net earnings	$ 5,720	$ 23,261
Basic net earnings per share Diluted net earnings per share	$ 0.06 $ 0.06	$ 0.23 $ 0.23
Average common shares outstanding (thousands)	101,323	100,734
Average common shares outstanding, assuming dilution (thousands)	102,253	101,897
Cash dividends per share of common stock	$ 0.225	$ 0.210
Depreciation, depletion and amortization deducted above	$ 66,998	$ 53,119
Effective tax rate	33.8%	33.1%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Three Months Ended March 31
(Condensed and unaudited)	2001	2000

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

See accompanying Notes to Condensed Consolidated Financial Statements

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

2.   Earnings Per Share (EPS)

The Company reports two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the average common shares outstanding (basic EPS) or average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended March 31
	2001	2000
Average common shares outstanding Dilutive effect of: Stock options Performance shares and other Average common shares outstanding, assuming dilution	101,323 885 45 102,253	100,734 817 346 101,897

All dilutive common stock equivalents are reflected in the Company's earnings per share calculation; the Company had 1,265,383 and 1,321,445 antidilutive common stock equivalents as of March 31, 2001 and 2000, respectively.

3.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

4.   Derivative Instruments

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

5.   Segment Data

The Company's reportable segments are Construction Materials and Chemicals and are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in the notes to the consolidated financial statements on Form 10-K. The Company's determination of segment earnings (a) recognizes equity in the income or losses of nonconsolidated affiliates as part of segment earnings; (b) reflects allocations of general corporate expenses and income to the segments; (c) does not reflect interest income or expense; and (d) is before income taxes. Allocations are based on average capital employed and net sales.

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

Three Months Ended March 31
	2001	2000
NET SALES Construction Materials Chemicals Total	$ 399.6 169.5 $ 569.1	$ 366.3 148.7 $ 515.0
TOTAL REVENUES Construction Materials Chemicals Total	$ 437.6 182.8 $ 620.4	$ 403.1 162.3 $ 565.4
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 23.8 (1.5) $ 22.3	$ 37.7 7.0 $ 44.7

	March 31 2001	Dec. 31 2000	March 31 2000
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets Investment in nonconsolidated affiliates General corporate assets Cash items Total	$ 2,600.1 637.5 3,237.6 (.1) 80.5 28.9 $ 3,346.9	$ 2,375.2 639.5 3,014.7 59.5 99.1 55.3 $ 3,228.6	$ 2,131.8 584.0 2,715.8 67.6 73.4 21.2 $ 2,878.0

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

7.   Acquisition and New Debt Issuance

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

8.   Restatement

Subsequent to the issuance of the Company's first quarter 2001 consolidated financial statements, management determined that the Company's practice of netting third-party delivery costs against amounts billed to customers for delivery was inconsistent with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires amounts billed to customers for delivery costs to be classified as a component of total revenues, and the related delivery costs to be classified as either a component of total cost of revenues or separately reported within the Statements of Earnings. Accordingly, the consolidated Statements of Earnings have been restated to reflect the appropriate recording of these amounts. The effect of the restatement is to increase total revenues and costs of revenues for the quarters ended March 31, 2001 and 2000 by $51,290,000 and $50,378,000, respectively. Gross profit, earnings before income taxes, net earnings and the related per share amounts were not affected.

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

Segment Earnings

Segment earnings are earnings before net interest and income taxes and after allocation of corporate expenses and income, and after assignment of equity income or loss to the segments with which it is related in terms of products and services. Allocations are based on average capital employed and net sales.

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

Restatement

Subsequent to the issuance of the Company's first quarter 2001 consolidated financial statements, management determined that the Company's practice of netting third-party delivery costs against amounts billed to customers for delivery was inconsistent with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires amounts billed to customers for delivery costs to be classified as a component of total revenues, and the related delivery costs to be classified as either a component of total cost of revenues or separately reported within the Statements of Earnings. Accordingly, the consolidated Statements of Earnings have been restated to reflect the appropriate recording of these amounts. The effect of the restatement is to increase total revenues and costs of revenues for the quarters ended March 31, 2001 and 2000. Gross profit, earnings before income taxes, net earnings and the related per share amounts were not affected.

The comparative analysis in this Management's Discussion and Analysis of Results of Operations and Financial Condition is based on net sales and cost of goods sold, which exclude delivery revenue and costs, and is consistent with the basis management reviews the Company's results of operations.

RESULTS OF OPERATIONS

First Quarter 2001 as Compared with First Quarter 2000

The Company's first quarter 2001 net sales of $569.1 million were up 11% from the 2000 first quarter record of $515.0 million. Pretax earnings totaled $8.6 million and net earnings were $5.7 million, or $0.06 per share (diluted). The comparable results for the first quarter of 2000 were $34.8 million, $23.3 million and $.23 per share, respectively.

Construction Materials reported record first quarter net sales of $399.6 million, up 9% from the 2000 first quarter of $366.3 million. The sales increase was due to the addition of the Tarmac operations and the acquisition of our joint venture partner's interest in the Crescent Market Companies. Previously, results of the Crescent Market Companies were reported under the equity method of accounting. Excluding the effect of recent acquisitions, aggregates revenues approximated the prior year's as higher prices offset lower volume. Chemicals' first quarter net sales of $169.5 million were up 14% from the prior year's $148.7 million due primarily to the impact of the Chloralkali joint venture and improved pricing for caustic soda.

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

Date        July 13, 2001

E. A. Khan
Vice President, Controller and Chief Information Officer

M. E. Tomkins
Senior Vice President and Chief Financial Officer