Form 10-Q
period 2001-06-30
VULCAN MATERIALS CO
filed 2001-08-07
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2001 101,228,054

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2001 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	8
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	15
	Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES			17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	June 30 2001	December 31 2000	June 30 2000

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
      Property, plant and equipment, net
Goodwill
Deferred charges and other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Minority interest
Other noncurrent liabilities
Shareholders' equity
      Total

Current ratio

$       37,628

452,871
       (9,653)
443,218

181,093
14,953
782
        33,037
229,865
45,124
        12,513
768,348
12,392

3,869,055
  (1,858,914)
2,010,141
604,520
         64,068
 $ 3,459,469

$        1,320
214,541
171,501
      129,112
516,474
922,801
287,772
97,652
131,573
    1,503,197
 $ 3,459,469

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
150,335
147,205
      136,623
442,000
682,106
262,992
108,997
117,816
    1,389,956
 $ 3,003,867

1.6

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
	(Thousands of Dollars)
Consolidated Statements of Earnings	Three Months Ended June 30		Six Months Ended June 30
(Condensed and unaudited)	2001	2000	2001	2000

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and
    general expenses
Other operating costs
Minority interest in losses
    of a consolidated subsidiary
Other income, net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 760,478 67,847 828,325 561,599 67,847 629,446 198,879 61,807 8,737 598 5,198 134,131 899 16,283 118,747 39,118	$ 665,151 67,701 732,852 491,046 67,701 558,747 174,105 55,718 6,394 2,060 7,604 121,657 1,125 11,059 111,723 35,662	$ 1,329,607 119,137 1,448,744 1,045,217 119,137 1,164,354 284,390 120,719 16,899 5,974 3,688 156,434 2,593 31,640 127,387 42,038	$ 1,180,131 118,080 1,298,211 906,845 118,080 1,024,925 273,286 109,316 12,372 2,472 12,265 166,335 2,405 22,247 146,493 47,171
Net earnings	$ 79,629	$ 76,061	$ 85,349	$ 99,322
Basic net earnings per share Diluted net earnings per share	$ 0.79 $ 0.78	$ 0.75 $ 0.75	$ 0.84 $ 0.83	$ 0.99 $ 0.97
Average common shares outstanding (thousands)	101,407	100,932	101,365	100,833
Average common shares outstanding, assuming dilution (thousands)	102,652	102,000	102,454	101,942
Cash dividends per share of common stock	$ 0.225	$ 0.210	$ 0.450	$ 0.420
Depreciation, depletion and amortization deducted above	$ 69,919	$ 54,832	$ 136,917	$ 107,951
Effective tax rate	32.9%	31.9%	33.0%	32.2%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Six Months Ended June 30
(Condensed and unaudited)	2001	2000

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 85,349 136,917 (70,070) 2,328 (16,256) 138,268	$ 99,322 107,951 (105,557) 21,148 (8,068) 114,796

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
Withdrawal of earnings from nonconsolidated companies
        Net cash used for investing activities

	(174,475) (129,262) 12,658 -0- (291,079)	(202,187) (36) 17,695 7,037 (177,491)

Financing Activities
Net borrowings (payments) - commercial paper and
  bank lines of credit
Payment of short-term debt
Payment of long-term debt
Net proceeds from issuance of long-term debt
Dividends paid
Contributions from minority interest of consolidated subsidiary
Other, net
        Net cash provided by financing activities

	(55,790) (6,118) -0- 238,560 (45,505) -0- 4,016 135,163	48,639 (5,768) (8,000) -0- (42,350) 41,019 7,824 41,364
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(17,648) 55,276 $ 37,628	(21,331) 52,834 $ 31,503

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

2.   Earnings Per Share (EPS)

The Company reports two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the average common shares outstanding (basic EPS) or average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Average common shares outstanding Dilutive effect of: Stock options Performance shares and other Average common shares outstanding, assuming dilution	101,407 1,151 94 102,652	100,932 938 130 102,000	101,365 1,019 70 102,454	100,833 872 237 101,942

All dilutive common stock equivalents are reflected in the Company's earnings per share calculation; the Company had 1,500 and 967,177 antidilutive common stock equivalents as of June 30, 2001 and 2000, respectively.

3.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

4.   Derivative Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

Natural gas used by the Company in its Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The Company uses over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. These instruments have been designated as effective cash flow hedges in accordance with FAS 133. Accordingly, the fair value of the open contracts, which extend through December 2003, has been reflected as a component of other comprehensive loss of $12.9 million in the Company's consolidated balance sheet as of June 30, 2001. If market prices for natural gas remained at the June 30, 2001 level, $10.4 million of this total loss would be classified into earnings within the next twelve months. No cash flow hedges were discontinued and there was no impact to earnings due to hedge ineffectiveness during the quarter ended June 30, 2001.

5.   Comprehensive Income

Total comprehensive income is comprised primarily of net earnings and net unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended June 30, 2001 and 2000 was $64.7 million and $76.0 million, respectively. Total comprehensive income for the six months ended June 30, 2001 and 2000 was $72.3 million and $99.2 million, respectively.

6.   New Accounting Standards

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (FAS 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 applies to all business combinations initiated after June 30, 2001 and requires the purchase method of accounting for business combinations, thereby, prohibiting the pooling-of-interest (pooling) method. Additionally, it requires the initial recognition of acquired intangible assets apart from goodwill and specifies disclosures regarding a business combination. FAS 142 will be effective for fiscal years beginning after December 15, 2001. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives with no set maximum life. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.

The Company is currently evaluating the impact of adopting the new accounting standards on its consolidated financial statements. While the ultimate impact of the new standards is yet to be determined, goodwill amortization expense for the quarter ended June 30, 2001 was approximately $7 million.

7.   Segment Data

The Company's reportable segments are Construction Materials and Chemicals and are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in the notes to the consolidated financial statements on Form 10-K. The Company's determination of segment earnings (a) recognizes equity in the income or losses of nonconsolidated companies as part of segment earnings; (b) reflects allocations of general corporate expenses and income to the segments; (c) does not reflect interest income or expense; and (d) is before income taxes. Allocations are based on average capital employed and net sales.

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
NET SALES Construction Materials Chemicals Total	$ 589.6 170.9 $ 760.5	$ 514.1 151.1 $ 665.2	$ 989.2 340.4 $ 1,329.6	$ 880.3 299.8 $ 1,180.1
TOTAL REVENUES Construction Materials Chemicals Total	$ 648.3 180.0 $ 828.3	$ 567.7 165.2 $ 732.9	$ 1,086.0 362.7 $ 1,448.7	$ 970.7 327.5 $ 1,298.2
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 131.2 2.9 $ 134.1	$ 119.7 1.9 $ 121.6	$ 155.0 1.4 $ 156.4	$ 157.4 8.9 $ 166.3

	June 30 2001	Dec. 31 2000	June 30 2000
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets Investment in nonconsolidated affiliates General corporate assets Cash items Total	$ 2,697.7 630.4 3,328.1 0.0 93.8 37.6 $ 3,459.5	$ 2,375.2 639.5 3,014.7 59.5 99.1 55.3 $ 3,228.6	$ 2,224.0 618.1 2,842.1 61.9 68.4 31.5 $ 3,003.9

8.   Supplemental Cash Flow Information

Supplemental information referable to the Consolidated Statements of Cash Flows for the six months ended June 30 is summarized below (amounts in thousands).

	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 25,305 13,573	$ 19,459 17,582
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: Liabilities and long-term debt assumed in business acquisitions	$ 18,826	$ -0-

9.   Acquisition and New Debt Issuance

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

The comparative analysis in this Management's Discussion and Analysis of Results of Operations and Financial Condition is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis by which management reviews the Company's results of operations.

RESULTS OF OPERATIONS

Second Quarter 2001 as Compared with Second Quarter 2000

The Company's sales, pretax earnings and net earnings were at record levels for the second quarter. Net sales of $760.5 million and pretax earnings of $118.7 million increased 14% and 6%, respectively, from the $665.2 million and $111.7 million realized in the second quarter of 2000. Net earnings of $79.6 million and $0.78 per share (diluted) increased 5% and 4% over the $76.1 million and $0.75 per share achieved in the second quarter of 2000.

Construction Materials reported record second quarter sales of $589.6 million, up 15% from the 2000 second quarter of $514.1 million. Approximately two-thirds of the increase in net sales resulted from the addition of the Tarmac operations and the consolidation of the Crescent Market Companies. Aggregates shipments were up nearly 11% overall and 3% at the Company's legacy operations. Excluding the impact of freight to remote sales yards, aggregates prices increased 3%. Chemicals' second quarter net sales of $170.9 million were up 13% from the prior year's $151.1 million. Approximately three-quarters of this increase in net sales was attributable to the new chloralkali joint venture.

Earnings before interest and income taxes were $134.1 million as compared to $121.6 million in the same period last year. The Construction Materials segment reported record second quarter earnings of $131.2 million, up 10% from second quarter 2000's $119.7 million. The Chemicals segment reported second quarter earnings of $2.9 million, up $1.0 million from the 2000 second quarter of $1.9 million. The segment experienced improvements in caustic soda pricing which more than offset the effects of lower volume and higher costs for natural gas and hydrocarbon-based raw materials.

Selling, administrative and general expenses of $61.8 million increased 11% from the 2000 level due in part to the effects of the consolidation of the Crescent Market Companies and the addition of the Tarmac operations.

Minority interest income of $0.6 million reflected the minority partner's share of the Chloralkali joint venture's pretax loss.

Other income, net of other charges, was $5.2 million as compared with $7.6 million for the second quarter of 2000. This decrease was mostly attributable to the 2001 consolidation of the Crescent Market Companies and less significantly, lower gains from asset sales referable to Construction Materials.

Interest expense of $16.3 million increased $5.2 million from the second quarter of 2000 as the result of net increased borrowings to fund both the Tarmac acquisition and the purchase of the remaining interest in the Crescent Market Companies.

Year-to-Date Comparisons as of June 30, 2001 and June 30, 2000

Year-to-date, the Company's sales were a record while net earnings and earnings per share reflected a 14% decline from the first half of 2000. Net earnings were $85.3 million, or $.83 per share (diluted), as compared with 2000 earnings and earnings per share of $99.3 million and $.97 per share.

Net sales of $1.3 billion for the first six months of 2001 increased 13% from the first half 2000 total of $1.2 billion. Construction Materials sales of $989.2 million were up 12% from 2000's $880.3 million. Aggregates pricing increased 3% while volumes increased 7%, with new facilities accounting for all of the volume increase. Chemicals' first-half net sales of $340.4 million were up 14% from 2000's $299.8 million. Approximately four-fifths of this increase in sales was attributable to the new chloralkali joint venture.

Earnings before interest and income taxes were $156.4 million as compared to $166.3 million in the same period last year. The Construction Materials segment earned $155.0 million as compared to the prior year's $157.4 million. The year-to-date results were impacted by the first quarter accelerated spending to upgrade the Tarmac facilities acquired in October 2000 and lower gains from asset sales. Year-to-date the Chemicals segment reported earnings of $1.4 million, down $7.5 million from last year's earnings of $8.9 million. The segment's earnings benefit from improved caustic soda pricing was more than offset by the adverse effects of higher costs for natural gas and hydrocarbon-based raw materials and lower volume.

Selling, administrative and general expenses reflected a 10% increase when compared to the first half of 2000. This increase resulted primarily from consolidation of the Crescent Market Companies and the addition of the Tarmac operations.

Minority interest income of $6.0 million reflected the minority partner's share of the Chloralkali joint venture's pretax loss.

Other income, net of other charges, was $3.7 million as compared with $12.3 million for 2000. This decrease was attributable to this year's consolidation of the Crescent Market Companies and lower gains from asset sales referable to Construction Materials.

Interest expense of $31.6 million increased $9.4 million from 2000 as a result of net increased borrowings to fund both the Tarmac acquisition and the purchase of the remaining interest in the Crescent Market Companies.

On July 25, 2001, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's second quarter results, as follows:

"We are pleased with the Company's record performance for the second quarter of 2001. Our Construction Materials segment benefited from improvements in pricing and volumes for our core products. These outstanding results reflect our operating expertise and our strong competitive position across a broad range of geographic markets. Our Chemicals segment was impacted by continuing weakness in the manufacturing sector of the economy as well as higher year-over-year natural gas costs."

Additionally, Mr. James made certain statements pertaining to the outlook for 2001, as follows:

"Our Construction Materials segment continues to benefit from the strength in public sector spending, especially on highways and infrastructure. Total aggregates shipments are expected to increase approximately 8 percent for the year, with shipments at legacy operations up approximately 2 percent. In line with recent trends, we expect pricing for aggregates to increase 3 to 4 percent. Consistent with previous guidance, our Construction Materials segment should deliver full year earnings of $425 to $450 million.

"With respect to Chemicals, while natural gas prices have recently begun to moderate, weakness in the economy in general, and the manufacturing sector in particular, may continue to impact the segment. As a result of this economic uncertainty, we are limiting our full year earnings projection for the Chemicals segment to $10 to $20 million.

"Overall, we are pleased that our Construction Materials segment is expected to achieve its eighth consecutive year of record earnings. We anticipate full year earnings per share of $2.45 to $2.65, with third quarter earnings in the range of $0.90 to $1.00."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $445.7 million at June 30, 2001, $92.4 million over the 2000 year-end amount of $353.3 million. This increase resulted primarily from the Company's purchase of its partner's interest in the Crescent Market Companies and the resulting consolidation of these companies. Previously, the Crescent Market Companies were reported on the equity method. Working capital at June 30, 2001 increased $53.5 million from the same date last year. This increase from second quarter 2000 resulted from both the fourth quarter 2000 Tarmac acquisition and the aforementioned first quarter 2001 Crescent Market Companies purchase.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.5 as of June 30, 2001. This compares to the 1.2 ratio at year-end 2000 and the 1.6 ratio at June 30, 2000. The increase in the current ratio from the prior year-end resulted primarily from a $80.8 million reduction in commercial paper borrowings.

Cash Flows

Net cash provided by operating activities totaled $138.3 million in the first half of 2001, up from the $114.8 million generated in the same period last year. This $23.5 million increase in cash provided reflected higher depreciation, depletion and amortization charges resulting from the acquisition of Tarmac and the Crescent Market Companies offset in part by lower earnings. Net cash used for investing activities of $291.1 million increased $113.6 million from the year-to-date 2000 total of $177.5 million due primarily to payments for the acquisitions noted above. Net cash provided by financing activities of $135.2 million increased $93.8 million from the $41.4 million net cash provided by financing activities in the first half of 2000. This increase resulted from the issuance of $240.0 million of long-term debt in the first quarter net of the year-to-date $55.8 million combined reduction in commercial paper and bank borrowing.

Cash and cash equivalents, which totaled $37.6 million at June 30, 2001, were down $6.1 million from a year ago.

Short-term Borrowings

Short-term borrowings of $214.5 million as of June 30, 2001 consisted of notes payable to banks totaling $46.2 million and commercial paper of $168.3 million. The prior year amount, $150.3 million, consisted of notes payable to banks of $10.5 million and commercial paper of $139.8 million.

Long-term Obligations

As of June 30, 2001, long-term obligations were 31.4% of long-term capital and 61.4% of shareholders' equity. The corresponding second quarter 2000 percentages were 26.6% and 49.1%.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts was $12.9 million, reflected as a component of other comprehensive loss as of June 30, 2001. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential loss in the fair value of the underlying commodity swap and option contracts based on the fair value at June 30, 2001 of approximately $4.3 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. Because substantially all of this debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At June 30, 2001, the estimated fair market value of these debt instruments was $935.3 million as compared to a book value of $924.1 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the liability by approximately $40.7 million.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, the Company has been named as a defendant in various lawsuits claiming damages for personal injuries allegedly resulting from releases of chemicals at the Company's Geismar, Louisiana, chloralkali plant earlier this year. Twenty-four lawsuits, involving a total of 620 named plaintiffs, have now been filed. Of the cases filed, 12 seek to certify a class. Based on the information currently available to it, the Company does not believe that the ultimate resolution of these suits will have a materially adverse impact on the Company.

The Company also previously reported on the Company's Annual Report on Form 10-K for the year ended December 31, 2000, that a determination was made against the Company in an arbitration proceeding in California involving the termination of a distributor by the Company's subsidiary, Vulcan Chemicals Technology, Inc. The Company and its subsidiary filed suit in the United States District Court for the Western District of Virginia challenging the award, as the underlying distribution agreement provided that it would be construed under Virginia law. The Superior Court in Sacramento California entered an award confirming the award on June 1, 2001, which the Company has appealed. The Federal District Court for the Western District of Virginia entered an order on July 19, 2001, granting the motion of the Company and its subsidiary to vacate the arbitration award and remanded the matter for further proceedings. The plaintiff filed a notice of appeal of this order with the United States Court of Appeals for the Fourth Circuit and filed a motion with the district court to stay the order pending the appeal.

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

Date        August 7, 2001

E. A. Khan
Vice President, Controller and Chief Information Officer

M. E. Tomkins
Senior Vice President and Chief Financial Officer