Form 10-Q
period 2001-09-30
VULCAN MATERIALS CO
filed 2001-11-02
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2001 101,296,496

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2001 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	8
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES			17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	September 30 2001	December 31 2000	September 30 2000

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
      Property, plant and equipment, net
Goodwill
Deferred charges and other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Minority interest
Other noncurrent liabilities
Shareholders' equity
      Total

Current ratio

$       65,683

446,777
      (10,612)
436,165

172,869
14,836
643
        38,062
226,410
52,758
        13,369
794,385
13,389

3,927,085
  (1,898,299)
2,028,786
577,182
         62,489
 $ 3,476,231

$        8,355
110,630
170,115
      172,392
461,492
915,141
293,859
96,151
131,770
    1,577,818
 $ 3,476,231

1.7

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

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and
    general expenses
Other operating costs
Minority interest in losses
    of a consolidated subsidiary
Other income, net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 765,990 77,128 843,118 554,142 77,128 631,270 211,848 60,215 7,487 1,502 994 146,642 958 15,371 132,229 40,001	$ 681,214 71,829 753,043 500,375 71,829 572,204 180,839 53,400 6,286 3,861 9,838 134,852 1,177 10,463 125,566 39,616	$ 2,095,597 196,264 2,291,861 1,599,359 196,264 1,795,623 496,238 180,934 24,386 7,476 4,682 303,076 3,551 47,011 259,616 82,039	$ 1,861,346 189,908 2,051,254 1,407,220 189,908 1,597,128 454,126 162,716 18,658 6,333 22,102 301,187 3,582 32,710 272,059 86,787
Net earnings	$ 92,228	$ 85,950	$ 177,577	$ 185,272
Basic net earnings per share Diluted net earnings per share	$ 0.91 $ 0.90	$ 0.85 $ 0.84	$ 1.75 $ 1.73	$ 1.84 $ 1.82
Average common shares outstanding (thousands)	101,504	101,203	101,412	100,958
Average common shares outstanding, assuming dilution (thousands)	102,608	102,078	102,505	101,988
Cash dividends per share of common stock	$ 0.225	$ 0.210	$ 0.675	$ 0.630
Depreciation, depletion and amortization deducted above	$ 72,410	$ 57,305	$ 209,327	$ 165,256
Effective tax rate	30.3%	31.5%	31.6%	31.9%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Nine Months Ended September 30
(Condensed and unaudited)	2001	2000

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 177,577 209,327 (93,897) 56,730 (5,560) 344,177	$ 185,272 165,256 (112,045) 27,200 (9,813) 255,870

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
Withdrawal of earnings from nonconsolidated companies
        Net cash used for investing activities

	(233,739) (129,262) 18,017 -0- (344,984)	(276,736) (36) 54,290 7,037 (215,445)

Financing Activities
Net borrowings (payments) - commercial paper and
  bank lines of credit
Payment of short-term debt
Payment of long-term debt
Net proceeds from issuance of long-term debt
Dividends paid
Contributions from minority interest of consolidated subsidiary
Other, net
        Net cash provided by (used for) financing activities

	(159,700) (6,538) -0- 238,560 (68,288) -0- 7,180 11,214	7,593 (6,014) (8,000) -0- (63,549) 37,157 8,100 (24,713)
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	10,407 55,276 $ 65,683	15,712 52,834 $ 68,546

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

2.   Earnings Per Share (EPS)

The Company reports two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the average common shares outstanding (basic EPS) or average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Average common shares outstanding Dilutive effect of: Stock options Performance shares and other Average common shares outstanding, assuming dilution	101,504 1,030 74 102,608	101,203 860 15 102,078	101,412 1,022 71 102,505	100,958 868 162 101,988

All dilutive common stock equivalents are reflected in the Company's earnings per share calculation; the Company had 198 and 966,476 antidilutive common stock equivalents as of September 30, 2001 and 2000, respectively.

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

Natural gas used by the Company in its Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The Company uses over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. These instruments have been designated as effective cash flow hedges in accordance with FAS 133. Accordingly, the fair value of the open contracts, which extend through December 2003, has been reflected as a component of other comprehensive loss of $11.3 million, net of income taxes of $7.3 million, in the Company's consolidated balance sheet as of September 30, 2001. If market prices for natural gas remained at the September 30, 2001 level, $9.5 million of this total loss would be classified into earnings within the next twelve months. No cash flow hedges were discontinued and there was no impact to earnings due to hedge ineffectiveness during the quarter and nine months ended September 30, 2001.

5.   Comprehensive Income

Total comprehensive income is comprised primarily of net earnings and net unrealized losses on cash flow hedges. Total comprehensive income for the three months ended September 30, 2001 and 2000 was $93.8 million and $85.9 million, respectively. Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $166.1 million and $185.1 million, respectively.

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

The Company is currently evaluating the impact of adopting the new accounting standards on its consolidated financial statements. While the ultimate impact of the new standards is yet to be determined, goodwill amortization expense for the quarter and nine months ended September 30, 2001 were approximately $6 million and $20 million, respectively.

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

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
NET SALES Construction Materials Chemicals Total	$ 604.4 161.6 $ 766.0	$ 531.8 149.4 $ 681.2	$ 1,593.6 502.0 $ 2,095.6	$ 1,412.1 449.2 $ 1,861.3
TOTAL REVENUES Construction Materials Chemicals Total	$ 670.1 173.0 $ 843.1	$ 589.8 163.2 $ 753.0	$ 1,756.2 535.7 $ 2,291.9	$ 1,560.6 490.7 $ 2,051.3
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 144.1 2.5 $ 146.6	$ 131.4 3.5 $ 134.9	$ 299.2 3.9 $ 303.1	$ 288.8 12.4 $ 301.2

	Sept. 30 2001	Dec. 31 2000	Sept. 30 2000
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets Investment in nonconsolidated affiliates General corporate assets Cash items Total	$ 2,696.2 620.1 3,316.3 1.2 93.0 65.7 $ 3,476.2	$ 2,375.2 639.5 3,014.7 59.5 99.1 55.3 $ 3,228.6	$ 2,186.0 636.5 2,822.5 64.8 73.7 68.5 $ 3,029.5

8.   Supplemental Cash Flow Information

Supplemental information referable to the Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (amounts in thousands).

	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 34,590 17,149	$ 23,851 61,044
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: Liabilities and long-term debt assumed in business acquisitions Fair value of stock issued in business acquisitions	$ 18,826 -0-	$ -0- 1,300

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

Third Quarter 2001 as Compared with Third Quarter 2000

The Company's sales, pretax earnings and net earnings were at record levels for the third quarter. Net sales of $766.0 million and pretax earnings of $132.2 million increased 12% and 5%, respectively, from the $681.2 million and $125.6 million realized in the third quarter of 2000. Net earnings of $92.2 million or $0.90 per share (diluted) were 7% higher than the $86.0 million or $0.84 per share achieved in the third quarter of 2000.

Construction Materials reported record third quarter net sales of $604.4 million, up 14% from the 2000 third quarter of $531.8 million. Although demand in some markets was lower than anticipated, particularly during the last three weeks of September, aggregates shipments were up nearly 10% overall and 2% at the Company's legacy operations. Excluding the impact of freight to remote sales yards, aggregates prices increased nearly 4%. Chemicals' third quarter net sales of $161.6 million were up 8% from the prior year's $149.4 million. This increase in net sales resulted from improved pricing for caustic soda and sales from the new consolidated chloralkali joint venture.

Earnings before interest and income taxes were $146.6 million as compared to $134.9 million in the same period last year. The Construction Materials segment reported record third quarter earnings of $144.1 million, up 10% from prior year's third quarter of $131.4 million. The Chemicals segment reported third quarter earnings of $2.5 million, down $1.0 million from the 2000 third quarter of $3.5 million. The benefits in this segment from improved pricing for caustic soda were more than offset by lower prices for chlorinated products, higher manufacturing costs and lower volumes, as demand for most products remained soft.

Selling, administrative and general expenses of $60.2 million increased 13% from the third quarter of 2000 level due primarily to the effects of the consolidation of the Crescent Market Companies and the addition of the Tarmac operations.

Minority interest income of $1.5 million reflected the minority partner's share of the consolidated chloralkali joint venture's pretax loss.

Other income, net of other charges, was $1.0 million as compared with $9.8 million for the third quarter of 2000. This decrease was due primarily to lower gains from asset sales and the consolidation of the Crescent Market Companies, which was previously accounted for by the equity method.

Interest expense of $15.4 million increased $4.9 million from the third quarter of 2000 as a result of net increased borrowings to fund both the Tarmac acquisition and the purchase of the remaining interest in the Crescent Market Companies.

Year-to-Date Comparisons as of September 30, 2001 and September 30, 2000

Year-to-date, the Company's sales were a record while net earnings and earnings per share decreased 4% and 5%, respectively, from the first nine months of 2000. Net earnings were $177.6 million, or $1.73 per share (diluted), as compared with 2000 earnings and earnings per share of $185.3 million and $1.82 per share.

Net sales of $2.1 billion for the first nine months of 2001 increased 13% from the comparable 2000 total of $1.9 billion. Construction Materials' net sales of $1,593.6 million were up 13% from 2000's $1,412.1 million. Aggregates pricing, excluding the impact of freight to remote sales yards, increased 3.5% while volumes increased 8%, with new facilities accounting for all but .3% of the volume increase. Chemicals' net sales of $502.0 million were up 12% from 2000's $449.2 million. Approximately three-quarters of this increase in sales was attributable to the new consolidated chloralkali joint venture.

Earnings before interest and income taxes were $303.1 million as compared to $301.2 million in the same period last year. The Construction Materials segment earned $299.2 million as compared to the prior year's $288.8 million. This increase resulted primarily from increased sales volume and pricing partially offset by the first quarter accelerated spending to upgrade the Tarmac facilities acquired in October 2000 and lower gains from asset sales. Year-to-date the Chemicals segment reported earnings of $3.9 million, down $8.5 million from last year's earnings of $12.4 million. This segment's earnings benefit from improved caustic soda pricing was more than offset by the adverse effects of higher costs for natural gas and hydrocarbon-based raw materials, lower volumes, higher manufacturing costs and lower prices for chlorinated products.

Selling, administrative and general expenses reflected an 11% increase when compared to the first nine months of 2000. This increase resulted primarily from consolidation of the Crescent Market Companies and the addition of the Tarmac operations.

Minority interest income of $7.5 million reflected the minority partner's share of the consolidated chloralkali joint venture's pretax loss.

Other income, net of other charges, was $4.7 million as compared with $22.1 million for the first nine months of 2000. This decrease was attributable to this year's consolidation of the Crescent Market Companies, which was previously accounted for by the equity method, and lower gains from asset sales referable to Construction Materials.

Interest expense of $47.0 million increased $14.3 million from 2000 as a result of net increased borrowings to fund both the Tarmac acquisition and the purchase of the remaining interest in the Crescent Market Companies.

On October 22, 2001, Donald M. James, Chairman and Chief Executive Officer, made certain statements concerning the Company's third quarter results, as follows:

"Our company continued to deliver solid results despite a weakened economy made worse by the tragic events of September 11th. Our Construction Materials segment achieved record third quarter sales and earnings on record volumes. The Chemicals segment earned $2.5 million and continued to be adversely impacted by the slowing demand in the industrial sector of the economy. "

Additionally, Mr. James made certain statements pertaining to the outlook for 2001, as follows:

"While there is considerable uncertainty in the economy, our Construction Materials segment should continue to benefit from relatively strong and stable public sector spending, which comprises more than 50 percent of this segment's business. However, in the fourth quarter, weakening economic conditions may impact private sector demand for aggregates and are likely to reduce demand in the Chemicals segment. We continue to take actions to streamline our Performance Chemicals business to improve our competitive position in a very difficult specialty chemicals industry. We expect these actions to result in charges of approximately $0.07 per share. Excluding these charges, we estimate fourth quarter earnings per share of $0.45 to $0.55 and full year earnings of $2.18 to $2.28.

"As we look forward to 2002 and beyond, publicly funded construction projects should continue to provide a solid base for our construction materials business. The strong position we enjoy in the faster growth markets across the United States should enable our construction materials business to benefit from economic recovery in the private sector. In addition, we continue to identify and pursue cost improvement opportunities in the former CalMat and Tarmac operations. Our chemicals business, in which relatively small increases in demand can generate significant improvement in earnings, is also well positioned to benefit from a recovery in the industrial sector. Overall, we believe that Vulcan's businesses provide both downside protection and upside potential during times of economic uncertainty. We expect to provide specific guidance for 2002 in our year-end press release."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $407.8 million at September 30, 2001, an increase of $54.5 over the $353.3 million at December 31, 2000. This increase resulted from the Company's purchase of its partner's interest in the Crescent Market Companies and the resulting consolidation of these companies and normal seasonal increases in working capital offset in part by the deferral of the third quarter federal income tax payment as permitted under the 2001 Tax Act.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 1.7 as of September 30, 2001. This compares to the 1.2 ratio at year-end 2000 and the 1.9 ratio at September 30, 2000. The increase in the current ratio from the prior year-end resulted primarily from a $184.5 million reduction in commercial paper borrowings.

Cash Flows

Net cash provided by operating activities totaled $344.2 million in the first nine months of 2001, up from the $255.9 million generated in the same period last year. This $88.3 million increase in cash provided reflected higher earnings before depreciation, depletion and amortization charges resulting from the acquisition of Tarmac and the Crescent Market Companies and an increase in accrued federal income taxes resulting from the recent Tax Bill's special deferral of the third quarter 2001 payment until October 1. Net cash used for investing activities of $345.0 million increased $129.6 million from the year-to-date 2000 total of $215.4 million due primarily to payments for the acquisitions noted above. Net cash provided by financing activities totaled $11.2 million for the nine months ended September 2001 resulting primarily from the first quarter $240.0 long-term debt issuance net of the year-to-date $159.7 million reduction in commercial paper and bank borrowing. Year-to-date 2000, the Company used $24.7 million of cash for financing activities.

Cash and cash equivalents, which totaled $65.7 million at September 30, 2001, were down $2.8 million from a year ago.

Short-term Borrowings

Short-term borrowings of $110.6 million as of September 30, 2001 consisted of notes payable to banks totaling $46.0 million and commercial paper of $64.6 million. The September 30, 2000 amount, $109.3 million, consisted of notes payable to banks of $10.3 million and commercial paper of $99.0 million. The year-end amount, $270.3 million, consisted of notes payable to banks of $21.2 million and commercial paper of $249.1 million.

Long-term Obligations

As of September 30, 2001, long-term obligations were 30.4% of long-term capital and 58.0% of shareholders' equity. The corresponding third quarter 2000 percentages were 25.9% and 46.9% and the year-end 2000 percentages were 25.8% and 46.6%.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company occasionally utilizes derivative financial instruments.

To date, the Company has used commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts, which have been designated as cash flow hedges, was $18.6 million, reflected as a component of other comprehensive loss as of September 30, 2001. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential decline in the fair value of the underlying commodity swap and option contracts based on the fair value at September 30, 2001 of approximately $4.2 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. Because substantially all of this debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At September 30, 2001, the estimated fair market value of these debt instruments was $961.4 million as compared to a book value of $923.5 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the liability by approximately $40.5 million.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10 - Supplemental Executive Retirement Agreement

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

Date        November 2, 2001

E. A. Khan
Vice President, Controller and Chief Information Officer

M. E. Tomkins
Senior Vice President and Chief Financial Officer