Form 10-K
period 2001-12-31
VULCAN MATERIALS CO
filed 2002-03-27
CIK 103973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K
(Mark One) {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
OR
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Aggregate market value of voting stock held by non-affiliates as of February 28, 2002:  $4,863,577,569

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                          Common Stock, $1.00 par value, as of February 28, 2002:   101,423,679 shares

                                          DOCUMENTS INCORPORATED BY REFERENCE
(1)  Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
(2)  Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 10,
     2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY Annual Report On Form 10-K Fiscal Year Ended December 31, 2001 CONTENTS

Part	Item		Page
I	1 2 3 4 4a.

Business
Properties
Legal Proceedings
"Safe Harbor" Statement under the Private Securities Litigation
     Reform Act of 1995
Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

			1 5 7 9 9 9
II	5 6 7 7A. 8 9

Market for the Registrant's Common Equity and Related
   Stockholder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition
   and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure

			11 12 12 12 13 13
III	10 11 12 13	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	13 13 13 13
IV	14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	14
	--	Signatures	20
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

         The Company is the largest construction aggregates producer in the United States. The Company estimates that the top ten producers in the nation represent less than a third of the total market, resulting in a highly fragmented market in some areas. Therefore, depending on the market, the Company competes with a number of large, national and small, local producers. Since construction aggregates are expensive to transport, the main competitive factor in the construction aggregates business is having a transportation advantage over competitors. The Company believes it is strategically located in eight of the ten metropolitan areas expected by the U.S. Census Bureau to experience the greatest absolute growth in population over the next decade. The Company also has facilities located on waterways and rail lines which increase its geographic market extensively, while providing lower cost rail and barge transportation.  The Construction Materials segment sells a relatively small amount of construction aggregates outside of the United States. Nondomestic net sales in the Construction Materials segment were $5,519,000 in 2001, $26,000 in 2000, and $27,000 in 1999.

         The Company's Chemicals segment also competes throughout the United States with numerous companies, including some of the nation's largest chemical companies, in the production and sale of its lines of chemicals. The segment competes principally on the basis of quality, price and technical support for its products. The segment also competes for sales to customers outside the United States primarily in Asia, South America and Europe. The segment's net sales to foreign customers were $83.1 million in 2001, $58.8 million in 2000, and $58.2 million in 1999.

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

Research and Development Costs

         The Company conducts research and development activities for both of its business segments. The Construction Materials research and development facility is located in Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas and Columbus, Georgia. In general, the Company's research and development effort is directed towards new and more efficient use of its Construction Materials and Chemicals products as well as for the manufacturing or processing of its Chemicals products. The Company spent approximately $1,202,000 in 2001, $1,360,000 in 2000, and $1,231,000 in 1999 on research and development activities for its Construction Materials segment. The Company spent approximately $4,842,000 in 2001, $6,840,000 in 2000, and $8,803,000 in 1999 on research and development activities for its Chemicals segment.

Environmental Costs and Governmental Regulation

         The Company estimates that capital expenditures for environmental control facilities in 2002 and 2003 will be approximately $14,900,000 and $10,055,000, respectively, for the Construction Materials segment, and $5,793,000 and $900,000, respectively, for the Chemicals segment.

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

         The Company expects to incur RFI and CMS costs over the next several years at its Geismar and Wichita chemical manufacturing facilities. For each of these two facilities, the RFI and CMS results will determine whether the EPA subsequently requires a CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI and CMS costs that currently can be reasonably estimated, the Company has determined that its accrued reserves are adequate to cover such costs. However, the total costs which ultimately may be incurred by the Company in connection with discharging its obligations under RCRA's corrective action requirements cannot reasonably be estimated at this time.

         The Company's construction aggregates operations are also subject to federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company takes all appropriate measures to ensure its compliance with such laws and regulations, and continually audits and reviews its operations and procedures for compliance. Environmental expenditures that pertain to current operations or that relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Costs associated with environmental assessments and remediation efforts are accrued when determined to represent a probable loss and can be reasonably estimated. There can be no assurance that the ultimate resolution of these matters will not differ materially from the Company's estimates. In recent years, such costs were not material to the Company's operations or financial condition.

Patents and Trademarks

         As of March 27, 2002, the Company owns, has the right to use, or has made applications for approximately 80 patents which have been granted or are pending in the United States and various other countries, as well as some 22 trademarks registered or pending registration in the United States and other countries. These patents, patent applications and trademarks relate to the Company's businesses, primarily, its Chemicals businesses. The Company believes that its patents, patent applications and trademarks are valuable both individually and in the aggregate to the Company's operations, but the Company also believes that neither any individual patent, patent application or trademark nor any specific or general aggregation of its patents, patent applications and trademarks is material to the conduct of the Company's business as a whole.

Other Information

         The Company's principal sources of energy are electricity, natural gas and diesel fuel. The Company does not anticipate any material difficulty in obtaining the required sources of energy for its operations.

         In 2001, the Construction Materials segment employed an average of approximately 7,761 people. The Chemicals segment employed an average of approximately 1,536 people. The Company's corporate office employed an average of approximately 213 people. The Company considers its relationship with its employees to be good.

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

Segment Information

     Construction Materials

         The Company's construction materials business consists of the production and sale of construction aggregates and other construction materials and related services. Construction aggregates include crushed stone, sand and gravel, rock asphalt, recrushed concrete and crushed slag (a by-product of blast iron and steel production) and are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Construction aggregates constituted approximately 70% of the dollar volume of the Construction Materials segment's 2001 net sales, as compared to 66% in 2000 and 1999.

         Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in relatively close proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi, Tennessee-Tombigbee and James river systems and the Gulf Coast which are served by the Company's river quarries, areas served by rail-connected quarries, and the areas along the U.S. coast served by ocean-going vessels that transport stone from the Company's quarry in Mexico. The Company's construction aggregates are sold in 22 states, the District of Columbia, Mexico, Aruba, Chile, and the Cayman Islands. Shipments of all construction aggregates totaled approximately 237 million tons in 2001.

         During the first quarter of 2001, the Company acquired from Empresas ICA Sociedad Controladora, S.A. de C.V., or ICA, for $121.1 million in cash, all of its interests in the companies that made up the Vulcan/ICA joint venture. These companies produce aggregates on Mexico's Yucatan Peninsula and transport and sell them in various markets primarily along the U.S. Gulf Coast. Following the acquisition, the Company became the sole owner of the joint venture companies, known collectively as the Crescent Market Companies. The businesses of these companies include:

- - -

a limestone quarry, aggregates processing plant, deepwater harbor and other properties, located on the east coast of Mexico's Yucatan Peninsula;

aggregates transportation involving two vessels used to transport aggregates from Mexico to the U.S. and the Caribbean Basin; and

various distribution facilities primarily on the Gulf Coast, as well as two aggregates production facilities in Florida and a fine-grind plant in Texas.

         Additionally, in 2001, the Company acquired two aggregates facilities in Tennessee and two recycling facilities in Illinois.

         As of year-end 2001, the Company, either directly or indirectly or through joint ventures, operated 202 permanent reserve-supplied aggregates production facilities in 18 states and Mexico for the production of crushed stone (limestone and granite), sand and gravel, and rock asphalt with estimated reserves totaling approximately 10.3 billion tons.

         In addition to the aggregates production facilities, as of year-end 2001, the Company operated a total of 60 truck, rail and marine distribution yards in 18 states.

         As of year-end 2001, the Company, either directly or indirectly or through joint ventures, operated 31 recrushed concrete plants, 2 slag plants, and various other types of plants which produce fine grind, dolomitic lime and other aggregates.

          Other Construction Materials products and services include asphalt mix and related products, ready-mixed concrete, trucking services, barge transportation, paving construction, and several other businesses. As of year-end 2001, the Company operated 50 asphalt plants in 6 states and 27 ready-mixed concrete plants in 5 states.

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

         The Construction Materials segment strives to maintain a sufficient level of inventory of its aggregates to meet delivery requirements of its customers. The Construction Materials segment generally provides for standard payment terms similar to those customary for the construction aggregates industry. The terms generally provide for payment within 30 days of being invoiced.

     Chemicals

         The Chemicals segment is organized into two business units: the Chloralkali business unit which manages the Company's line of chloralkali products and related businesses, and the Performance Chemicals business unit, operating under the Vulcan Performance Chemicals name, which manages the Company's specialty chemicals and services business.

         The Chloralkali business unit produces and sells chlorine, caustic soda, hydrochloric acid, potassium chemicals and chlorinated organic chemicals principally to the chemical processing, polymer, refrigerant, foam-blowing, food and pharmaceutical, pulp and paper, textile and water management industries. Vulcan Performance Chemicals offers specialty and custom chemical products, services, technologies and manufacturing capabilities for a variety of customer needs in a number of industries, including pulp and paper and water management.

         In the paper industry, caustic soda is used primarily in the kraft and sulfite pulping processes. Chlorine is used in potable water disinfection and sewage management, to remove impurities from recycled aluminum and as an ingredient to make other chlorinated products. Caustic soda and caustic potash are used in the production of soaps and detergents. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. The Company supplies hydrochloric acid to the energy industry for stimulation of oil and gas wells. Hydrochloric acid, caustic soda, caustic potash and methylene chloride are used by the food and pharmaceutical industries. Perchloroethylene and methylene chloride are used in industrial cleaning applications. Ethylene dichloride (EDC) is used in the manufacture of PVC, and pentachlorophenol is used in utility pole treatment. The Chloralkali business unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products. Products sold to this market segment include hydrochloric acid, chlorine, caustic soda, caustic potash, potassium carbonate and various chlorinated hydrocarbons. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants, cleansers and other chemicals. The Company sells chloroform, methyl chloroform, perchloroethylene and other chlorinated hydrocarbons to the fluorocarbons market as feedstocks for manufacturing refrigerants.

         In 1998, the Company first announced the formation of a joint venture with Mitsui & Co., Ltd., to construct a new chloralkali plant and expand EDC production capacity at the Company's current manufacturing site in Geismar, Louisiana. This joint venture was structured to take advantage of the Company's manufacturing and marketing capabilities and Mitsui's access to global EDC markets. Mitsui, the world's leading EDC trader, is purchasing all of the EDC output at Geismar. Both the new chloralkali plant and the expanded EDC plant began production in 2000.

         In February 1999, the Company combined its specialty chemicals businesses into Vulcan Performance Chemicals. This business unit includes Callaway Chemical Company, Callaway's Mayo Division, Callaway Chemical De Mexico S. de R.L. de C.V., Vulcan Chemical Technologies, Inc. and Vulcan's sodium chlorite business. Vulcan Performance Chemicals offers a blend of products, services, technologies and manufacturing capabilities for customers in a variety of industries, with emphasis on pulp and paper and water management. On March 1, 2002, Vulcan Performance Chemicals announced its alliance with Apollo Chemical pursuant to which Apollo will perform the sales and service functions of Vulcan Performance Chemicals' textile product line. Vulcan Performance Chemicals will continue to manufacture all of its textile products.

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

         The Chemicals segment delivers its products upon receipt of orders or requests from customers. On occasion, when necessary to conform to regional industry practices, the Company has sold product under various payment terms.

         In the 1990s, the production of carbon tetrachloride and methyl chloroform for emissive uses was phased out to a large extent because of the ozone depleting properties of these chemicals. The Company has now developed new non-ozone-depleting products to replace those products. The Company is about to complete a plant at its Geismar complex that will produce HCC-240fa, a feedstock to make new fluorocarbons that will replace hydrochlorofluorocarbons. Under long-term agreements, the Company will supply HCC-240fa to Honeywell Fluorine Products Group for its plant which will also be located in Geismar. The resulting foam-blowing agent offers environmental benefits over present ozone-depleting compounds and it exhibits comparable or superior insulation performance. Both the Company's and Honeywell's plants are scheduled to be operational by mid-2002.

Financial Results by Business Segments

         Net sales, total revenues, segment earnings, identifiable assets and related financial data for each of the Company's business segments for the three years ended December 31, 2001, are reported on pages 48 and 49 (Note 14 of the Notes to Consolidated Financial Statements) in the Company's 2001 Annual Report to Shareholders, which referenced pages of said report are incorporated herein by reference.

Item 2. Properties

Construction Materials

         The Company's current estimate of approximately 10.3 billion tons of zoned and permitted aggregates reserves is approximately 0.3 billion tons more than the estimate reported at the end of 2000. Management believes that the quantities of zoned and permitted reserves at the Company's aggregates facilities are sufficient to result in an average life of approximately 44 years at present operating levels. See Note 1 to the table of the Company's 10 largest active aggregates facilities on page 6 for a description of the method used by the Company for estimating the years of life of reserves.

         The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by the Company's geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

         Of the 202 permanent reserve-supplied aggregates production facilities which the Company operates directly, or through joint ventures, 67 are located on owned land, 33 are on land owned in part and leased in part, and 102 are on leased land. While some of the Company's leases run until reserves at the leased sites are exhausted, generally the Company's leases have definite expiration dates which range from 2002 to 2105. Most of the Company's leases have options to extend them well beyond their current terms.

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
Location	Product	Estimated Years of Life At Average Rate of Production (1)	Nature of Interest	Lease Expiration Date, if Applicable (2)

Playa Del Carmen, Mexico	Limestone	98	Owned
McCook (Chicago), Illinois	Limestone	66.3	Owned
Grayson (Atlanta), Georgia	Granite	Over 100	Owned
Gray Court (Greenville), South Carolina	Granite	Over 100	Owned
Reed (Paducah), Kentucky	Limestone	25.3	Leased	(3)
Warrenton, Virginia (Washington, D.C.)	Diabase	Over 100	Leased	(3)
Calera (Birmingham), Alabama	Limestone	69.1	Owned
Jack (Richmond), Virginia	Granite	Over 100	66% Owned 34% Leased	2059
Skippers, Virginia	Granite	89.5	Leased	2016
Mount Misery (Hanover), Pennsylvania	Limestone	47.3	Owned

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

(2)	Renewable by the Company through date shown.
(3)	Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky facility are owned.

Chemicals

         Manufacturing facilities for the chemicals produced by the Chloralkali business unit are owned and operated by the Company in Wichita, Kansas, Geismar, Louisiana, and Port Edwards, Wisconsin. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured by the Company's Chloralkali business unit. The Wichita facility also manufactures sodium chlorite for Vulcan Performance Chemicals. The Port Edwards plant produces chlorine, caustic soda, muriatic acid, caustic potash and potassium carbonate.

         All of the facilities at Wichita are located on a 1,815-acre tract of land owned by the Company. Mineral rights for salt are held by the Company under two leases that are automatically renewable from year to year unless terminated by the Company and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, the Company owns 280 acres of salt reserves and 108 acres of water reserves. The Company maintains an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of its process steam requirements. The Company has placed this cogeneration facility in reserve and is purchasing most of its requirements for electric power from a local utility at favorable rates pursuant to a long-term agreement. Through a separate agreement with this utility, the Company does operate its cogeneration unit upon the request of the utility at various times during the summer peak electricity demand period, selling the cogenerated electricity to the utility at profitable rates.

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

         The plant facilities at Port Edwards are located on a 34-acre tract of land, the surface rights to which are owned by the Company. Currently, the Company purchases its salt and electrical power requirements for the Port Edwards facility from regional supply sources.

         Manufacturing facilities for chemicals produced by Vulcan Performance Chemicals (other than sodium chlorite which is produced at Wichita and Port Edwards) are operated by subsidiaries of the Company. Vulcan Performance Chemicals indirectly owns two production facilities in Columbus, Georgia and additional production facilities in Smyrna, Georgia, Dalton, Georgia and Shreveport, Louisiana. Vulcan Performance Chemicals also has an office and small production facility on leased property in Vancouver, British Columbia.

         The Company's Chemicals manufacturing facilities are designed to permit a high degree of flexibility as to raw material feedstocks, product mix and product ratios; therefore, actual plant production capacities vary according to these factors. Management does not believe, however, that there is material excess production capacity at the Company's Chemicals facilities.

Other Properties

         The headquarters staffs for the Construction Materials and Chemicals segments and the Southern and Gulf Coast Division of the Construction Materials segment are located in an office complex in Birmingham, Alabama. The majority of this office space is leased through December 31, 2013 and consists of approximately 189,000 square feet. The annual rental for each year in the initial 5 year period, the second 5 year period and the final 5 year period of the lease will be approximately $3.0 million, $3.2 million and $3.4 million, respectively. Additional space is leased in an adjacent building for a term of five years ending 2005. The square footage of this additional space is 6,995 and the base rent starts at $136,402 and increases to $159,393 by the end of the term.

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

         The Company also is a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the probable outcome of, or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not adversely affect the consolidated financial position of the Company to a material extent. In addition to those lawsuits in which the Company is involved in the ordinary course of business, certain other legal proceedings involving the Company are more specifically described below. It is the Company's opinion that the disposition of these described lawsuits will not adversely affect the consolidated financial position of the Company to a material extent.

         As reported in the Company's Report on Form-10K for the year ended December 31, 2000, the Company settled a number of notices of violation of air pollution control requirements issued by the Illinois Environmental Protection Agency for a civil forfeiture of approximately $106,000. This settlement covered all but one affected facility. The Company and the State have continued settlement discussions with respect to the alleged violations at the one remaining facility, and the Company expects to settle the alleged violations at this facility for a civil forfeiture payment in excess of $100,000.

         Early in 1999 a subsidiary of the Company terminated a distribution agreement for the sale of certain specialty chemicals in four Asian countries between it and Phillip Barker. Following the termination, Barker filed a claim for breach of contract, unfair competition and unfair business practices, which was submitted to arbitration in California. The arbitrator issued a final Determination stating that the Claimant was entitled to damages, attorneys fees and costs in the amount of $23,234,239. The Company and its subsidiary filed suit in federal court in Virginia challenging the arbitral award based on the fact that the agreement provided that it would be construed under the laws of Virginia. Concurrently, the plaintiff filed a motion to confirm the arbitral award in the Superior Court in Sacramento, California, and an order was entered on June 1, 2001, confirming the award. The Company and its subsidiary appealed that order on June 11, 2001 to the California Court of Appeals where oral arguments have not been scheduled. On July 19, 2001, the Federal District Court for the Western District of Virginia entered an order granting the motion of the Company and its subsidiary to vacate the arbitration award and remanded the matter for further proceedings. The plaintiff filed a notice of appeal of this order with the United States Court of Appeals for the Fourth Circuit and filed a motion with the district court to stay the order pending the appeal. The district judge stayed the remand feature of his order pending the appeal to the Fourth Circuit. Oral argument was held in the Fourth Circuit on February 27, 2002. These appeals will not be decided until later in 2002.

         The Company is involved in fifteen cases as a result of its sale of the chemical product perchloroethylene, which has been sold to the drycleaning and other industries as a cleaning solvent. One of these matters involves environmental contamination that allegedly occurred in connection with operations of drycleaning facilities. This case is an action filed by the City of Modesto in the State Court of California. This case arose from alleged contamination of soils and municipal water wells in the City of Modesto and alleges certain product liability claims against the Company. The case is set for trial in 2003. Other perchloroethylene product liability cases involve claims of IBM employees who allege personal injury as a result of workplace exposure at three IBM semiconductor manufacturing plants. The Company is named as a defendant, along with IBM and other chemical manufacturers and distributors, in approximately 14 cases involving approximately 200 plaintiffs. One of the plaintiff's claims has been settled without any participation by the Company. Seven other plaintiffs' claims are set for trial in November 2002.

         The Company has been named as a defendant in multiple lawsuits filed in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at the Company's Geismar, Louisiana, chloralkali plant. Fifty-three lawsuits, involving approximately 1,000 named plaintiffs have now been filed. Of the cases filed, 19 seek to certify a class.

         In September 2001, the Company was named a defendant in a suit brought by the Illinois Department of Transportation ("IDOT"), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9 mile section of Joliet Road that bisects the Company's McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to "repair, restore, and maintain" the road, or in the alternative, judgment for the cost to "improve and maintain other roadways to accommodate" vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that may further damage the road. There are a number of possible resolutions of this litigation, including rerouting the traffic or rebuilding the 0.9 mile section of Joliet Road. The traffic has been rerouted around this .9 mile section of Joliet Road for almost four years. In some preliminary discussions, IDOT has claimed damages in excess of $30 million to settle the matter.

         Note 11, Other Commitments and Contingent Liabilities on page 47 of the Company's 2001 Annual Report to Shareholders is hereby incorporated by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         The matters and statements made or incorporated by reference into this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," estimates," "projects," "expects," "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of each of the industries in which the Company operates, pricing of the Company's products, weather and other natural phenomena, energy costs, the cost of hydrocarbon-based raw materials, the timing and amount of federal, state and local funding for infrastructure and the risks set forth in Item 3 "Legal Proceedings," and Note 11 "Other Commitments and Contingent Liabilities," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A "Quantitative and Qualitative Disclosures About Market Risk," and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore the statements may turn out to be wrong. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes in future filings with the Securities and Exchange Commission or in any of its press releases.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 2001.

Item 4a.  Executive Officers of the Registrant

         The names, positions and ages of the executive officers of the Company are as follows:

Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	53
Guy M. Badgett, III	Senior Vice President-Construction Materials, East, and President, Southeast Division	53
William F. Denson, III	Senior Vice President, General Counsel and Secretary	58
Mark E. Tomkins	Senior Vice President, Chief Financial Officer and Treasurer	46
Robert A. Wason IV	Senior Vice President, Corporate Development	50
Richard K. Carnwath	Vice President, Planning and Development	53
J. Wayne Houston	Vice President, Human Resources	52
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	45
John A. Heilala	Chairman, Chloralkali Business Unit	61
John L. Holland	President, Performance Chemicals Business Unit	59
Brad C. Rosenwald	President, Chloralkali Business Unit	49
Daniel J. Leemon	Chairman, Midwest and Midsouth Divisions	63
Sherrod B. Clarke, Jr.	President, Midsouth Division	49
Ronald G. McAbee	President, Mideast Division	55
Thomas R. Ransdell	President, Southwest Division	59
Daniel F. Sansone	President, Southern and Gulf Coast Division	49
James W. Smack	President, Western Division	58
Robert R. Vogel	President, Midwest Division	44
Michael R. Mills	Associate General Counsel	41
Harri J. Haikala	Assistant General Counsel	38
Norman Jetmundsen, Jr.	Assistant General Counsel	48

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

         Mark E. Tomkins was elected Senior Vice President and Chief Financial Officer in January 2001. He was also appointed Treasurer in May 2001. From August 1998 to January 2001 he served as Senior Vice President and Chief Financial Officer of Great Lakes Chemical Company. From January 1997 to August 1998 he served as Vice President, Finance and Business Development Polymers Division, and from August 1996 to January 1997 he served as Vice President, Finance and Business Development, Electronic Materials Division of Allied Signal.

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

         Brad C. Rosenwald became President of the Chloralkali Business Unit in January 2002. Prior to that he served as Vice President, Manufacturing of the Chloralkali Business Unit.

         John A. Heilala became Chairman of the Chloralkali Business Unit in January 2002, pending his retirement in April 2002. Prior to that time he served as President, Chloralkali Business Unit.

         John L. Holland joined the Company in December 1998 as President of the Performance Chemicals Business Unit. Prior to that he served as President of BetzDearborn Water Management Group and Group Vice President, BetzDearborn, Inc.

         Sherrod B. Clarke, Jr. was appointed President of the Midsouth Division in November 2001. Prior to that, he served as Vice President and General Manager of West Region, Midsouth Division.

         Daniel J. Leemon became Chairman of the Midsouth Division in November 2001 and was appointed Chairman of the Midwest Division in November 2000. He also served as President, Midsouth Division until November 2001. Mr. Leemon plans to retire from the Company in April 2002.

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

         Michael R. Mills was appointed Associate General Counsel in July 2000. Prior to that time he served as Assistant General Counsel, Construction Materials Group.

         Harri J. Haikala was appointed Assistant General Counsel effective March 1, 2002. Prior to that time he served as Senior Attorney.

         Norman Jetmundsen, Jr. became Assistant General Counsel effective January 14, 2002. Prior to that time he was a partner at the Birmingham, Alabama, law firm of Bradley Arant Rose & White LLP.
PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 28, 2002, the number of shareholders of record approximated 3,265. The closing price of the Common Stock on the New York Stock Exchange on February 28, 2002, was $48.33. The prices in the following table represent the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange.

Quarter Ended	2001		2000
March 31 June 30 September 30 December 31	High $48.19 55.30 55.22 48.95	Low $40.75 43.60 37.50 40.46	High $ 47.75 48.88 47.00 48.44	Low $ 37.69 41.25 37.50 36.50

         Dividends paid in 2001 totaled $91,080,000, as compared with $84,765,000 paid in 2000. On February 8, 2002, the Board of Directors authorized a quarterly dividend of $.235 per share of Common Stock payable March 8, 2002, to holders of record on February 22, 2002. This quarterly dividend represents a 4.4% increase over quarterly dividends paid in 2001.

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

Item 6.  Selected Financial Data

         The selected statement of earnings, per share data and balance sheet data for each of the 5 years ended December 31, 2001, set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements on pages 33 through 36 and 37 through 50 respectively, of the Company's 2001 Annual Report to Shareholders, which are incorporated herein by reference.
Year Ended December 31,
	2001		2000		1999		1998		1997
(Amounts in millions, except per share data)
Net sales Total revenues Net earnings	$ $ $	2,755.3 3,020.0 222.7	$ $ $	2,491.7 2,744.6 219.9	$ $ $	2,355.8 2,607.8 239.7	$ $ $	1,776.4 1,969.8 255.9	$ $ $	1,678.6 1,848.9 209.1
Net earnings per: Basic shares outstanding Diluted shares outstanding	$2.20 $2.17		$2.18 $2.16		$2.38 $2.35		$2.54 $2.50		$2.06 $2.03
Total assets Long-term obligations Cash dividends declared per share	$ $	3,398.2 906.3 $0.90	$ $	3,228.6 685.4 $0.84	$ $	2,839.5 698.9 $0.78	$ $	1,658.6 76.5 $0.69	$ $	1,449.2 81.9 $0.63

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 25 through 31 and "Financial Terminology" on page 62 of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 30 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The following information relative to this item is included in the Company's 2001 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements	33-36
Notes to Consolidated Financial Statements	37-50
Management's Responsibility for Financial Reporting and Internal Control	32
Independent Auditors' Report	32
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2001 and 2000 (Unaudited)	58

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         No information is required to be included herein pursuant to Item 304 of Regulation S-K.
PART III

Item 10.  Directors and Executive Officers of the Registrant

         On or before April 19, 2002, the Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (the Company's "2002 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors" and "Directors Continuing in Office" included in the 2002 Proxy Statement are incorporated herein by reference. For the information required by Item 401 of Regulation S-K concerning executive officers of the registrant, reference is made to the information provided in Part I, Item 4(a) of this Annual Report on Form 10-K. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) during 2001, and of Form 5 and amendments thereto furnished to the Company pursuant to Rule 240.16a-3(e) with respect to 2001, the Company has not identified any persons subject to Section 16(a) of the Securities Exchange Act of 1934 who failed to file on a timely basis required forms. The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's 2002 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

         The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 2001," "Report of the Compensation Committee," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Shareholder Return Performance Presentation," "Retirement Income Plan," "Change in Control Employment Agreements" and "Executive Incentive Plan" included in the Company's 2002 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information under the headings "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" included in the Company's 2002 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         No information is required to be included herein pursuant to Item 404 of Regulation S-K.
PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) Financial Statements

         The following financial statements are included in the Company's 2001 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	33
Consolidated Balance Sheets	34
Consolidated Statements of Cash Flows	35
Consolidated Statements of Shareholders' Equity	36
Notes to Consolidated Financial Statements	37-50
Management's Responsibility for Financial Reporting and Internal Control	32
Independent Auditors' Report	32
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for each of the 2 Years Ended December 31, 2001 and 2000 (Unaudited)	58

         (a) (2) Financial Statement Schedules

         The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 is included in Part IV of this report on the indicated page:

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
Exhibit (3)(a)

Certificate of Incorporation (Restated 1988) of the Company as amended in 1989 and 1999 filed as Exhibit 3(a) to the Company's 1989 Form 10-K Annual Report and Exhibit 3(i) to the Company's 1999 Form 10-K Annual Report (File No. 1-4033).[1]

Exhibit (3)(b)

By-laws of the Company, as restated February 2, 1990, and as last amended July 13, 2001, filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-4033). [1]

Exhibit (4)(a)

Distribution Agreement dated as of May 14, 1991, by and among the Company, Goldman, Sachs & Co., Lehman Brothers and Salomon Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (4)(b)

Indenture dated as of May 1, 1991, by and between the Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (4)(c)

Senior Debt Indenture between the Company and The Bank of New York as trustee, dated as of August 31, 2001 filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed on September 5, 2001 (Registration No. 333-67586). [1]

Exhibit (4)(d)

Subordinated Debt Indenture between the Company and The Bank of New York as trustee, dated August 31, 2001 filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on September 5, 2001 (Registration No. 333-67586). [1]

Exhibit (10)(a)	The Management Incentive Plan of the Company, as last amended and restated filed as Exhibit 10(a) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(b)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(c)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees.[2]
Exhibit (10)(d)	The Deferred Compensation Plan for Directors Who Are Not Employees of the Company. [2]
Exhibit (10)(e)	The 1996 Long-Term Incentive Plan of the Company filed as Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(f)	The Deferred Stock Plan for Nonemployee Directors of the Company.[2]
Exhibit (10)(g)	The Restricted Stock Plan for Nonemployee Directors of the Company.[2]
Exhibit (10)(h)	Executive Deferred Compensation Plan.[2]
Exhibit (10)(i)	Change in Control Employment Agreement Form filed as Exhibit (10)(m) to the Company's 1999 Form 10-K Annual Report (File No. 1-4033). [1,2]
Exhibit (10)(j)	Change in Control Employment Agreement Form filed as Exhibit (10)(n) to the Company's 1999 Form 10-K Annual Report (File No. 1-4033). [1,2]
Exhibit (10)(k)	Executive Incentive Plan of the Company filed as Exhibit (10)(n) to the Company's 2000 Form 10-K Annual Report (File No. 1-4033). [1,2]
Exhibit (10)(l)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-4033). [1,2]
Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2001 (set forth on page 19 of this report).
Exhibit (13)	The Company's 2001 Annual Report to Shareholders.
Exhibit (21)	List of the Company's subsidiaries as of December 31, 2001.
Exhibit (23)	Consent of Deloitte & Touche LLP
Exhibit (24)	Powers of Attorney

         Information, financial statements and exhibits required by Form 11-K with respect to the Company's Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 2001, will be filed as one or more amendments to this Form 10-K on or before June 28, 2002, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

1Incorporated by reference.
2Management Contract or Compensatory Plan.

INDEPENDENT AUDITORS' REPORT

Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 2001, 2000 and 1999 and for the years then ended, and have issued our report thereon dated February 1, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Vulcan Materials Company and its subsidiary companies, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Birmingham, Alabama
February 1, 2002

Schedule II

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2001, 2000 and 1999
Amounts in Thousands
Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(4)	Deductions		Balance at End Of Period
2001
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables All Other (3)	$ 13,777 23,963 8,982 8,848	$ 1,707 8,738 8,184 4,241		$ 2,078 6,610 10,263 4,666	(1) (2)	$ 13,406 26,091 6,903 8,423
2000
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables All Other(3)	$ 8,800 23,559 9,722 8,985	$ 974 3,503 1,902 5,586	$ 5,200	$ 1,197 3,099 2,642 5,723	(1) (2)	$ 13,777 23,963 8,982 8,848
1999
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables All Other(3)	$ 3,973 0 7,391 1,958	$ 145 3,144 (40) 6,772	$ 4,844 23,460 5,381 7,512	$ 162 3,045 3,010 7,257	(1) (2)	$ 8,800 23,559 9,722 8,985

(1)   Expenditures on environmental remediation projects.
(2)   Write-offs of uncollected accounts and worthless notes, less recoveries.
(3)   Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.
(4)   Reserves established with acquisitions which increased goodwill.

Exhibit 12

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
For the Years Ended December 31
Amounts in Thousands
	2001	2000	1999	1998	1997
Fixed charges: Interest expenses before capitalization credits Amortization of financing costs One-third of rental expense Total fixed charges	$ 64,026 494 24,340 $ 88,860	$ 54,236 348 21,668 $ 76,252	$ 53,022 267 20,798 $ 74,087	$ 7,224 93 13,668 $ 20,985	$ 8,074 104 9,735 $ 17,913
Net earnings Provisions for income taxes Fixed charges Capitalized interest credits Amortization of capitalized interest Earnings before income taxes as adjusted	$ 222,680 101,373 88,860 (2,746) 754 $ 410,921	$ 219,893 92,345 76,252 (6,150) 686 $ 383,026	$ 239,693 111,868 74,087 (4,445) 693 $ 421,896	$ 255,908 118,936 20,985 (442) 715 $ 396,102	$ 209,145 91,356 17,913 (1,160) 708 $ 317,962
Ratio of earnings to fixed charges	4.6	5.0	5.7	18.9	17.8

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.
VULCAN MATERIALS COMPANY
By /s/Donald M. James Donald M. James Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/Donald M. James Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002
/s/Mark E. Tomkins Mark E. Tomkins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2002
/s/Ejaz A. Khan Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	March 27, 2002
The following directors: Philip J. Carroll, Jr. Livio D. DeSimone Phillip W. Farmer H. Allen Franklin Ann McLaughlin Korologos Douglas J. McGregor James V. Napier Donald B. Rice Orin R. Smith	Director Director Director Director Director Director Director Director Director
By /s/William F. Denson, III William F. Denson, III Attorney-in-Fact		March 27, 2002