Form 10-Q
period 2002-03-31
VULCAN MATERIALS CO
filed 2002-05-01
CIK 103973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2002 101,421,494

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2002 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	8
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES			15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Thousands of Dollars)
Consolidated Balance Sheets (Condensed and unaudited)	March 31 2002	December 31 2001	March 31 2001

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
      Property, plant and equipment, net
Goodwill
Deferred charges and other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Shareholders' equity
      Total

Current ratio

$       81,015

327,974
       (8,356)
319,618

191,087
12,479
824
        38,941
243,331
48,511
        11,435
703,910
14,726

4,005,583
  (1,998,309)
2,007,274
588,264
         73,397
 $ 3,387,571

$        8,390
42,752
157,788
      111,645
320,575
898,649
330,496
139,894
96,554
    1,601,403
 $ 3,387,571

2.2

$      100,802

346,966
       (6,903)
340,063

176,940
13,284
564
        37,627
228,415
53,040
         7,632
729,952
13,352

3,943,954
  (1,943,924)
2,000,030
588,562
         66,328
 $ 3,398,224

$       17,264
43,879
153,619
      129,733
344,495
906,299
318,545
129,467
95,144
    1,604,274
 $ 3,398,224

2.1

$       28,946

369,963
       (9,382)
360,581

186,174
15,082
688
        28,240
230,184
44,844
        21,357
685,912
12,455

3,808,309
  (1,809,410)
1,998,899
599,475
         50,196
 $ 3,346,937

$        6,773
165,367
170,985
      112,739
455,864
923,176
282,678
129,289
98,251
    1,457,679
 $ 3,346,937

1.5

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Thousands of Dollars)
Consolidated Statements of Earnings	Three Months Ended March 31
(Condensed and unaudited)	2002	2001

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and
    general expenses
Other operating costs
Minority interest in (earnings) losses
    of a consolidated subsidiary
Other income (expense), net
Earnings before interest
    and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

	$ 534,502 52,579 587,081 444,201 52,579 496,780 90,301 59,603 1,121 (1,411) 588 28,754 980 13,104 16,630 5,006	$ 569,129 51,289 620,418 483,618 51,289 534,907 85,511 58,912 8,162 5,375 (1,509) 22,303 1,694 15,357 8,640 2,920
Net earnings	$ 11,624	$ 5,720
Basic net earnings per share Diluted net earnings per share	$ 0.11 $ 0.11	$ 0.06 $ 0.06
Weighted-average common shares outstanding (thousands): Basic Assuming dilution	101,614 102,639	101,323 102,253
Cash dividends per share of common stock	$ 0.235	$ 0.225
Depreciation, depletion and amortization deducted above	$ 63,104	$ 66,998
Effective tax rate	30.1%	33.8%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Thousands of Dollars) Three Months Ended March 31
(Condensed and unaudited)	2002	2001

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     Decrease in assets before
        effects of business acquisitions
     Increase (decrease) in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 11,624 63,104 9,133 2,812 3,253 89,926	$ 5,720 66,998 24,334 (24,469) 3,332 75,915

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
        Net cash used for investing activities

	(70,893) (1,207) 1,385 (70,715)	(94,643) (122,960) 4,123 (213,480)

Financing Activities
Net payments - commercial paper and
  bank lines of credit
Payment of short-term debt
Payment of long-term debt
Net proceeds from issuance of long-term debt
Dividends paid
Other, net
        Net cash provided by (used for) financing activities

	(1,127) (9,338) (7,000) -0- (23,829) 2,296 (38,998)	(104,964) (495) -0- 238,560 (22,741) 875 111,235
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(19,787) 100,802 $ 81,015	(26,330) 55,276 $ 28,946

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

2.   Earnings Per Share (EPS)

The Company reports two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended March 31
	2002	2001
Weighted-average common shares outstanding Dilutive effect of: Stock options Performance shares and other Weighted-average common shares outstanding, assuming dilution	101,614 929 96 102,639	101,323 885 45 102,253

All dilutive common stock equivalents are reflected in the Company's earnings per share calculation; the Company had 3,500 and 1,265,383 antidilutive common stock equivalents as of March 31, 2002 and 2001, respectively.

3.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is the Company's practice at the end of each interim reporting period to make a best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

4.   Derivative Instruments

Natural gas used by the Company in its Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The Company uses over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. These instruments have been designated as effective cash flow hedges in accordance with FAS 133. Accordingly, the fair value of the open contracts, which extend through December, 2004, has been reflected as a component of accumulated other comprehensive loss of $2.4 million, less income taxes of $0.9 million, in the Company's Consolidated Balance Sheet as of March 31, 2002. If market prices for natural gas remained at the March 31, 2002 level, net losses of $2.5 million would be classified into earnings within the next twelve months. Comparatively, the Company's Consolidated Balance Sheet as of March 31, 2001 reflected the fair value of the open contracts, as a component of accumulated other comprehensive income of $2.1 million. No cash flow hedges were discontinued and there was no impact to earnings due to hedge ineffectiveness during the quarters ended March 31, 2002 and 2001.

5.   Comprehensive Income

Comprehensive income is composed of two subsets: net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the Company is comprised of fair value adjustments to cash flow hedges pertaining to its commodity price swap contracts to purchase natural gas. Total comprehensive income for the three months ended March 31, 2002 and 2001 was $18.3 million and $7.5 million, respectively.

6.   New Accounting Standards

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) was issued. FAS 143 requires the liability associated with asset retirement obligations to be recorded at fair value when incurred and the associated asset retirement obligation costs to be capitalized as part of the carrying value of the long-lived assets. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company is currently evaluating FAS 143 and has not yet determined the impact on its consolidated financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144) was issued. FAS 144 establishes a single accounting model for long-lived assets to be disposed of, whether previously held or newly acquired. This statement was adopted effective January 1, 2002. There was no material impact on the Company's consolidated financial statements resulting from the adoption of FAS 144.

7.   Segment Data

The Company's reportable segments are Construction Materials and Chemicals and are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in the notes to the consolidated financial statements on Form 10-K. The Company's determination of segment earnings (a) reflects allocations of general corporate expenses to the segments; (b) does not reflect interest income or expense; and (c) is before income taxes. Allocations are based on average capital employed and net sales.

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

Three Months Ended March 31
	2002	2001
NET SALES Construction Materials Chemicals Total	$ 400.6 133.9 $ 534.5	$ 399.6 169.5 $ 569.1
TOTAL REVENUES Construction Materials Chemicals Total	$ 439.3 147.8 $ 587.1	$ 437.6 182.8 $ 620.4
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 43.6 (14.8) $ 28.8	$ 23.8 (1.5) $ 22.3

	March 31 2002	Dec. 31 2001	March 31 2001
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,594.9 609.3 3,204.2 102.4 81.0 $ 3,387.6	$ 2,594.9 611.1 3,206.0 91.4 100.8 $ 3,398.2	$ 2,600.1 637.5 3,237.6 80.4 28.9 $ 3,346.9

8.   Supplemental Cash Flow Information

Supplemental information referable to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (amounts in thousands).

	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 7,233 4,947	$ 3,371 2,962
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: Liabilities and long-term debt assumed in business acquisitions	$ -0-	$ 18,826

9.   Transitional Disclosure for Adoption of FAS 142

On January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets" and, accordingly, discontinued goodwill amortization. Pro forma results for the three months ended March 31 assuming the elimination of goodwill amortization are summarized below (amounts in thousands, except per share data):

	2002	2001
NET EARNINGS As reported Goodwill amortization (net of tax) Pro forma net earnings	$ 11,624 -0- $ 11,624	$ 5,720 5,302 $ 11,022
BASIC NET EARNINGS PER SHARE As reported Goodwill amortization (net of tax) As adjusted	$ 0.11 -0- $ 0.11	$ 0.06 0.05 $ 0.11
DILUTED NET EARNINGS PER SHARE As reported Goodwill amortization (net of tax) As adjusted	$ 0.11 -0- $ 0.11	$ 0.06 0.05 $ 0.11

The Company will complete the first step of the two-step test for goodwill impairment by June 30, 2002. If impairment is indicated, the Company will complete the second step and, if necessary, record any impairment loss as a cumulative effect of accounting change effective as of January 1, 2002.
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

Segment Earnings

Segment earnings are earnings before net interest and income taxes and after allocation of corporate expenses and income. Allocations are based on average capital employed and net sales.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions including the timing or extent of any recovery of the economy; the highly competitive nature of the industries in which the Company operates; pricing; weather and other natural phenomena; energy costs; cost of hydrocarbon-based raw materials; the timing and amount of federal, state and local funding for infrastructure; and other risks, assumptions and uncertainties detailed form time to time in the Company's periodic reports.

RESULTS OF OPERATIONS

The comparative analysis in this Management's Discussion and Analysis of Results of Operations and Financial Condition is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews the Company's results of operations.

First Quarter 2002 as Compared with First Quarter 2001

The Company's net sales in the first quarter of 2002 were $534.5 million, a 6% decline from the 2001 first quarter of $569.1 million. While Construction Materials' sales were slightly higher than the prior year, sales for the Chemicals segment decreased. Pretax earnings of $16.6 million were $8.0 million ahead of last year due to a $19.8 million increase in earnings from the Construction Materials segment. Net earnings were $11.6 million, or $0.11 per share (diluted), as compared to net earnings of $5.7 million, or $0.06 per share, in the first quarter of 2001. Results in the quarter included a $5.3 million (net of tax) benefit from the elimination of goodwill amortization required by FAS 142.

Net sales for Construction Materials were a record $400.6 million, slightly higher than last year. Excluding the impact of freight to remote sales yards, aggregates prices increased more than 2%. In general, market demand remained strong though shipments were impacted by wet weather during March in the Midwest and Mid-Atlantic States. Aggregates shipments declined 3% from the same period a year earlier. The Chemicals segment posted first quarter net sales of $133.9 million as compared to $169.5 million in the first quarter of 2001. The decline in sales resulted from continuing weak demand in the overall manufacturing sector of the economy.

Earnings before interest and income taxes were $28.8 million as compared to $22.3 million in the same period last year. Construction Materials reported record first quarter earnings of $43.6 million, an increase of $19.8 million (or 83%) as compared to the prior year's first quarter. Excluding the positive effect of adopting the new accounting standard on goodwill amortization, the segment would have reported earnings of $38.5 million, $14.7 million higher than the prior year. This strong performance was led by pricing improvements in asphalt mix and aggregates, and continuing improvements in operating costs, especially at the former Tarmac operations. Earnings in the Chemicals segment declined from a loss of $1.5 million in the first quarter of 2001 to a loss of $14.8 million in 2002. This decline resulted from continuing weak demand in the overall manufacturing sector of the economy. Favorable year-over-year comparisons in natural gas costs were more than offset by lower pricing for key chloralkali products and the impact of market-driven reductions in operating rates. Chemicals' results included the Company's share of the $2.9 million earnings reported by the chloralkali joint venture.

Selling, administrative and general expenses of $59.6 million increased 1% from the first quarter 2001 level. Other operating costs of $1.1 million declined by $7.0 million for the quarter, mostly attributable to the aforementioned elimination of goodwill amortization, which amounted to $6.3 million in first quarter 2001. Minority interest decreased $6.8 million reflecting the minority partner's share of the improvement in the chloralkali joint venture's results.

Interest expense of $13.1 million decreased $2.3 million from the first quarter of 2001 due to a reduction in principal outstanding during the period.

The Company's effective tax rate was 30.1% for the first quarter of 2002, down from 33.8% in 2001. This decrease was primarily attributable to the following: a lower state tax rate, the impact of the elimination of goodwill amortization pursuant to FAS 142, and an increased favorable effect of statutory depletion due to relatively higher Construction Materials earnings.

On April 22, 2002, Donald M. James, Chairman and Chief Executive Officer, commented on the Company's first quarter results, as follows:

"We are extremely pleased with our record Construction Materials segment results, which led to higher company earnings. Overall demand in our markets remains strong, particularly California, Texas, and the Gulf Coast markets. We continue to achieve cost improvements as we enhance operating efficiencies at the former CalMat and Tarmac operations, as well as at our legacy operations. As expected, Chemicals' earnings were hurt by difficult market conditions."

Additionally, Mr. James made certain statements pertaining to the outlook for the remainder of the year, as follows:

"We remain comfortable with our prior guidance of $2.40 to $2.60 per diluted share for the year. Based on our strong first quarter results, strength in public sector spending and continuing operating cost improvements, we are increasing the full year earnings projection for our Construction Materials segment to be in the range of $445 to $465 million. With respect to Chemicals, while there are some indications of improving market conditions, the outlook for pricing for key chloralkali products remains weak. Unless market conditions for Chemicals improve significantly in the second half of the year, we expect this segment to report a loss of approximately $40 million for the year.

"Given our near-term expectations for improving results in Construction Materials and our revised outlook for Chemicals, we expect second quarter earnings in the range of $.70 to $.80 per diluted share."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $374.4 million at March 31, 2002, an increase of $13.6 million from the $360.8 million at December 31, 2001. This increase resulted primarily from a seasonal buildup of inventories. Working capital at March 31, 2002 decreased $20.1 million from the same date last year. This decrease resulted primarily from a decrease in receivables partially offset by an increase in inventories.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.2 as of March 31, 2002. This compares to the 2.1 ratio at year-end 2001 and the 1.5 ratio at March 31, 2001. The increase in the current ratio from March 31, 2001 resulted primarily from the $122.6 million reduction in notes payable, which was achieved by means of internally generated cash flow.

Cash Flows

Net cash provided by operating activities totaled $89.9 million in the first quarter of 2002, up from the $75.9 million generated in the same period last year. This $14.0 million increase in cash provided reflected a decline in comparative working capital requirements. Net cash used for investing activities of $70.7 million decreased $142.8 million from the first quarter 2001 total of $213.5 million due primarily to decreased acquisitions and capital expenditures. Net cash provided by financing activities decreased $150.2 million resulting in the current quarter's net use of cash for financing activities of $39.0 million. This decrease in cash provided by financing activities resulted primarily from the first quarter of 2001's net borrowings of $133.1 million used to fund acquisitions. There were no similar funding requirements in the current quarter.

The end result is that cash and cash equivalents, which totaled $81.0 million at March 31, 2002, were up $52.1 million from a year ago.

Short-term Borrowings

Short-term borrowings of $42.8 million as of March 31, 2002 consisted solely of notes payable to banks. The March 31, 2001 amount, $165.4 million, consisted of notes payable to banks of $21.2 million and commercial paper of $144.2 million. The year-end amount, $43.9 million, consisted solely of notes payable to banks.

Long-term Obligations

As of March 31, 2002, long-term obligations were 29.3% of long-term capital and 56.1% of shareholders' equity. The corresponding first quarter 2001 percentages were 31.9% and 63.3%, and the year-end 2001 percentages were 29.7% and 56.5%, respectively.

The ratio of total debt to total capital equaled 37.2% as of March 31, 2002, 42.9% as of March 31, 2001 and 37.6% as of year-end 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company utilizes derivative financial instruments. To date, the Company has used commodity price swap contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts were as follows: March 31, 2002 - $2.4 million unfavorable; December 31, 2001 - $13.3 million unfavorable; and March 31, 2001 - $2.1 million favorable. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential decline in the fair value of the underlying commodity swap and option contracts based on the fair value at March 31, 2002 of approximately $3.6 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. Because substantially all of this debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At March 31, 2002, the estimated fair market value of these debt instruments was $921.5 million as compared to a book value of $907.0 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the liability by approximately $34.6 million.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date        May 1, 2002

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer