Form 10-Q
period 2002-06-30
VULCAN MATERIALS CO
filed 2002-08-13
CIK 103973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2002 101,492,614

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2002 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	17
	Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES			19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	June 30 2002	December 31 2001	June 30 2001

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
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Shareholders' equity
      Total

Current ratio

$       56,652

407,952
        (8,970)
398,982

193,049
11,852
583
        37,867
243,351
47,040
        11,238
757,263
16,193

4,056,258
  (2,044,155)
2,012,103
561,700
         76,252
 $ 3,423,511

$        8,390
38,659
167,289
     119,652
333,990
898,293
331,065
140,505
93,534
    1,626,124
 $ 3,423,511

2.3

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
214,541
171,501
      129,112
516,474
922,801
287,772
131,573
97,652
    1,503,197
 $ 3,459,469

1.5

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts in thousands, except per share data)
Consolidated Statements of Earnings	Three Months Ended June 30		Six Months Ended June 30
(Condensed and unaudited)	2002	2001	2002	2001

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating costs
Minority interest in losses
    of a consolidated subsidiary
Other income, net
Earnings before interest and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

Net earnings before cumulative effect
  of accounting change
Cumulative effect of adopting SFAS 142,
  net of income taxes

	$ 681,437 66,304 747,741 519,707 66,304 586,011 161,730 59,853 1,588 3,020 2,154 105,463 766 13,649 92,580 27,211 $ 65,369 -0-	$ 760,478 67,847 828,325 561,599 67,847 629,446 198,879 61,807 8,737 598 5,198 134,131 899 16,283 118,747 39,118 $ 79,629 -0-	$ 1,215,939 118,883 1,334,822 963,908 118,883 1,082,791 252,031 119,457 2,708 1,609 2,743 134,218 1,745 26,753 109,210 32,217 $ 76,993 (20,537)	$ 1,329,607 119,137 1,448,744 1,045,217 119,137 1,164,354 284,390 120,719 16,899 5,974 3,688 156,434 2,593 31,640 127,387 42,038 $ 85,349 -0-
Net earnings	$ 65,369	$ 79,629	$ 56,456	$ 85,349

Basic net earnings per share:
  Net earnings before cumulative effect
    of accounting change
  Cumulative effect of adopting SFAS 142
  Net earnings per share

Diluted net earnings per share:
  Net earnings before cumulative effect
    of accounting change
  Cumulative effect of adopting SFAS 142
  Net earnings per share

	$ 0.64 0.00 $ 0.64 $ 0.64 0.00 $ 0.64	$ 0.79 0.00 $ 0.79 $ 0.78 0.00 $ 0.78	$ 0.76 (0.20) $ 0.56 $ 0.75 (0.20) $ 0.55	$ 0.84 0.00 $ 0.84 $ 0.83 0.00 $ 0.83
Weighted-average common shares outstanding : Basic Assuming dilution	101,706 102,747	101,407 102,652	101,660 102,695	101,365 102,454
Cash dividends per share of common stock	$ 0.235	$ 0.225	$ 0.470	$ 0.450
Depreciation, depletion and amortization deducted above	$ 66,143	$ 69,919	$ 129,248	$ 136,917
Effective tax rate	29.4%	32.9%	29.5%	33.0%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Amounts in Thousands) Six Months Ended June 30
(Condensed and unaudited)	2002	2001

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     Cumulative effect of accounting change
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 56,456 129,248 20,537 (69,769) 29,017 1,762 167,251	$ 85,349 136,917 -0- (70,070) 2,328 (16,256) 138,268

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
        Net cash used for investing activities

	(134,381) (23,610) 12,135 (145,856)	(174,475) (129,262) 12,658 (291,079)

Financing Activities
Net payments - commercial paper and bank lines of credit
Payment of short-term debt
Payment of long-term debt
Net proceeds from issuance of long-term debt
Dividends paid
Other, net
        Net cash provided by (used for) financing activities

	(5,219) (9,536) (7,000) -0- (47,671) 3,881 (65,545)	(55,790) (6,118) -0- 238,560 (45,505) 4,016 135,163
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(44,150) 100,802 $ 56,652	(17,648) 55,276 $ 37,628

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

2.   Earnings Per Share (EPS)

The Company reports two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	101,706 902 139 102,747	101,407 1,151 94 102,652	101,660 918 117 102,695	101,365 1,019 70 102,454

All dilutive common stock equivalents are reflected in the Company's earnings per share calculation; the Company had 3,500 and 1,500 antidilutive common stock equivalents as of June 30, 2002 and 2001, respectively.

3.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is the Company's practice for each interim reporting period to make an estimate of the effective tax rate expected for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

4.   Derivative Instruments

Natural gas used by the Company in its Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The Company uses over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. These instruments have been designated as effective cash flow hedges in accordance with Statement of Financial Accounts Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the fair value of the open contracts, which extend through December, 2004, has been reflected as a component of accumulated other comprehensive income of $.4 million, less income taxes of $.1 million, in the Company's Consolidated Balance Sheet as of June 30, 2002. If market prices for natural gas remained at the June 30, 2002 level, net losses of $.6 million would be classified into pretax earnings within the next twelve months. Comparatively, the Company's Consolidated Balance Sheet as of June 30, 2001 reflected the fair value of the open contracts, as a component of accumulated other comprehensive loss of $12.9 million. No cash flow hedges were discontinued and there was no impact to earnings due to hedge ineffectiveness during the quarters and six months ended June 30, 2002 and 2001.

5.   Comprehensive Income

Comprehensive income is composed of two subsets: net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the Company is comprised of fair value adjustments to cash flow hedges pertaining to its commodity price swap contracts to purchase natural gas. Total comprehensive income for the three months ended June 30, 2002 and 2001 was $67.1 million and $64.7 million, respectively. Total comprehensive income for the six months ended June 30, 2002 and 2001 was $64.8 million and $72.3 million, respectively.

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

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
NET SALES Construction Materials Chemicals Total	$ 546.0 135.4 $ 681.4	$ 589.6 170.9 $ 760.5	$ 946.6 269.3 $ 1,215.9	$ 989.2 340.4 $ 1,329.6
TOTAL REVENUES Construction Materials Chemicals Total	$ 598.6 149.1 $ 747.7	$ 648.3 180.0 $ 828.3	$ 1,037.9 296.9 $ 1,334.8	$ 1,086.0 362.7 $ 1,448.7
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 130.3 (24.8) $ 105.5	$ 131.2 2.9 $ 134.1	$ 173.9 (39.7) $ 134.2	$ 155.0 1.4 $ 156.4

	June 30 2002	Dec. 31 2001	June 30 2001
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,683.3 578.7 3,262.0 104.8 56.7 $ 3,423.5	$ 2,594.9 611.1 3,206.0 91.4 100.8 $ 3,398.2	$ 2,697.7 630.4 3,328.1 93.8 37.6 $ 3,459.5

8.   Supplemental Cash Flow Information

Supplemental information referable to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30 is summarized below (amounts in thousands):

	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 27,200 6,585	$ 25,305 13,573
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES Liabilities and long-term debt assumed in business acquisitions	$ -0-	$ 18,826

9.   Transitional Disclosure for Adoption of FAS 142

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142) and, accordingly, discontinued goodwill amortization. Pro forma results assuming the elimination of both goodwill amortization and the cumulative effect of adopting FAS 142 are summarized below (amounts in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
NET EARNINGS As reported Goodwill amortization (net of tax) Adjusted net earnings Cumulative effect of adopting FAS 142 Pro forma net earnings	$ 65,369 -0- 65,369 -0- $ 65,369	$ 79,629 6,095 85,724 -0- $ 85,724	$ 56,456 -0- 56,456 20,537 $ 76,993	$ 85,349 11,397 96,746 -0- $ 96,746
BASIC NET EARNINGS PER SHARE As reported Goodwill amortization (net of tax) Adjusted net earnings Cumulative effect of adopting FAS 142 Pro forma net earnings	$ 0.64 -0- 0.64 -0- $ 0.64	$ 0.79 0.06 0.85 -0- $ 0.85	$ 0.56 -0- 0.56 0.20 $ 0.76	$ 0.84 0.11 0.95 -0- $ 0.95
DILUTED NET EARNINGS PER SHARE As reported Goodwill amortization (net of tax) Adjusted net earnings Cumulative effect of adopting FAS 142 Pro forma net earnings	$ 0.64 -0- 0.64 -0- $ 0.64	$ 0.78 0.06 0.84 -0- $ 0.84	$ 0.55 -0- 0.55 0.20 $ 0.75	$ 0.83 0.11 0.94 -0- $ 0.94

In connection with the adoption of FAS 142, the Company was required to complete the first step of the two-step goodwill impairment test by June 30, 2002. In so doing, the Company identified three reporting units, as defined by the statement: Construction Materials, Chloralkali Chemicals and Performance Chemicals. The Company determined the carrying value of each reporting unit by assigning assets and liabilities, including goodwill and intangible assets, to those reporting units as of January 1, 2002. Further, the Company determined the fair value of the reporting units using present value techniques.

Impairment was indicated in the Performance Chemicals reporting unit as its carrying value exceeded its fair value. This impairment resulted from the secular deterioration in business conditions facing the specialty chemical industry. With this indication of impairment, the Company completed step two of the process by allocating the fair value of the reporting unit to its assets and liabilities. The Company engaged an independent third party to assist in determining the fair value of the reporting unit and in allocating such fair value to the individual assets and liabilities. As a result of completing step two of the impairment test, the Company determined that the goodwill in the Performance Chemicals reporting unit of $30,240,000 was fully impaired as of January 1, 2002. Accordingly, a net of tax transition adjustment totaling $20,537,000 was recorded as a cumulative effect of accounting change as of January 1, 2002.

The changes in the carrying amount of goodwill for each reportable segment for the six months ended June 30, 2002 are as follows (amounts in thousands):

GOODWILL	Construction Materials	Chemicals	Total
BALANCE AS OF DECEMBER 31, 2001	$ 557,947	$ 30,615	$ 588,562
Transitional impairment charge Goodwill of acquired businesses Purchase price allocation adjustments	-0- 3,676 (298)	(30,240) -0- -0-	(30,240) 3,676 (298)
BALANCE AS OF JUNE 30, 2002	$ 561,325	$ 375	$ 561,700

10.  Other Commitments and Contingent Liabilities

The Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with precision the probable outcome or the amount of liability, if any, with respect to these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not adversely affect the consolidated financial statements of the Company to a material extent.
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

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions including the timing or extent of any recovery of the economy; the timing and amount of federal, state and local funding for infrastructure; the demand for the Company's chemical products; the highly competitive nature of the industries in which the Company operates; pricing; weather and other natural phenomena; energy costs; cost of hydrocarbon-based raw materials; and other risks, assumptions and uncertainties detailed from time to time in the Company's periodic reports.

RESULTS OF OPERATIONS

The comparative analysis in this Management's Discussion and Analysis of Results of Operations and Financial Condition is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews the Company's results of operations.

Second Quarter 2002 as Compared with Second Quarter 2001

The Company's net sales in the second quarter of 2002 were $681.4 million, 10% below the $760.5 million reported in the second quarter of 2001. Net earnings were $65.4 million, or $0.64 per share (diluted), as compared to $79.6 million, or $0.78 per share, in the second quarter of 2001. Results for the second quarter 2001 included a $6.1 million (net of tax) charge for goodwill amortization which was eliminated in 2002 as required by FAS 142.

Second quarter net sales for Construction Materials were $546.0 million, a decrease of 7% from the $589.6 million reported a year earlier. Aggregates pricing increased 3.5 percent partially offsetting a 7% decline in aggregates volume attributable to lower private nonresidential construction and highway spending. Residential and public works construction remained solid during the quarter. The Chemicals segment reported second quarter net sales of $135.4 million compared to $170.9 million in the second quarter of 2001. The lower sales were primarily attributable to lower year-over-year pricing for caustic soda.

Earnings before interest and income taxes were $105.5 million as compared to $134.1 million in the same period last year. Construction Materials earnings of $130.3 million approximated the $131.2 million reported in the second quarter of 2001. This small decrease in earnings was due to the aforementioned shortfall in volume, which was largely offset by pricing and substantial cost improvements in aggregates and the elimination of goodwill amortization in 2002. In 2001, this segment's goodwill amortization amounted to $6.3 million. The Chemicals segment lost $24.8 million compared to earnings of $2.9 million in 2001. This segment's results were negatively impacted by the lower caustic soda pricing and the costs associated with our decision to accelerate certain planned plant maintenance outages into the second quarter when demand was soft.

Selling, administrative and general expenses of $59.9 million decreased 3% from second quarter 2001 due mostly to reductions in charges for contributions and employee incentives. Other operating costs of $1.6 million declined by $7.1 million for the quarter. This decline was mostly attributable to the elimination of goodwill amortization, which amounted to $7.3 million in second quarter 2001. Minority interest increased $2.4 million from second quarter 2001 reflecting the minority partner's share of the decline in the chloralkali joint venture's results. Other income, net of other charges, of $2.2 million was $3.0 million less in the quarter, reflecting primarily lower gains on asset sales.

Interest expense of $13.6 million decreased $2.6 million from the second quarter of 2001 due to a reduction in outstanding interest-bearing debt during the period.

The Company's effective tax rate was 29.4% for the second quarter of 2002, down from the 2001 rate of 32.9% for the comparable period. This decrease reflects principally a lower state tax rate and the impact of the elimination of goodwill amortization pursuant to FAS 142.

Year-to-Date Comparisons as of June 30, 2002 and June 30, 2001

Net earnings for the first six months of 2002 of $56.5 million, or $0.55 per share (diluted) reflect a pretax goodwill write-down of $30.2 million, or $0.20 per share after tax, as prescribed by the new accounting standard, FAS 142. This non-cash write-down has been recorded as a cumulative effect of accounting change and represents the full impairment of Performance Chemicals' goodwill. No goodwill write-down was necessary with respect to either the Construction Materials segment or the Chloralkali Chemicals business unit. Excluding the effect of the goodwill write-down, earnings were $77.0 million or $0.75 per share, as compared to $85.3 million, or $0.83 per share for the same period in 2001. Under FAS 142, the goodwill write-down was not considered a second quarter event and affected only year-to-date results.

Net sales of $1.2 billion for the first six months of 2002 decreased 9% from the comparable 2001 total of $1.3 billion. Construction Materials net sales of $946.6 million were down 4% from the 2001 level of $989.2 million. Aggregates volume decreased over 5% due primarily to the decline in private nonresidential construction and highway spending while pricing increased 3%. Chemicals' first-half net sales of $269.3 million were down 21% from 2001's $340.4 million due primarily to lower prices for chloralkali products.

Earnings before interest and income taxes were $134.2 million as compared to $156.4 million in the same period last year. For the first half, the Construction Materials segment earned $173.9 million, an increase of 12% year-over-year. Segment earnings were favorably impacted by strong demand in residential and public works construction, cost improvements in aggregates and the elimination of goodwill amortization offset in part by a slow down in private nonresidential construction and highway spending. In 2001, this segment's goodwill amortization amounted to $11.5 million. Year-to-date earnings in the Chemicals segment declined from $1.4 million in the first half of 2001 to a loss of $39.7 million in 2002. The Chemicals segment was adversely impacted by significantly lower pricing for major chloralkali products, reductions in operating rates during the first quarter and the decision to accelerate certain planned plant maintenance outages into the second quarter.

Selling, administrative and general expenses were down 1% when compared to the first half of 2001. Other operating costs of $2.7 million declined by $14.2 million. This decline was mostly attributable to the elimination of goodwill amortization, which amounted to $13.6 million for the first half of 2001. Minority interest decreased $4.4 million from 2001 reflecting the minority partner's share of the improvement in the Chloralkali joint venture's results.

Interest expense of $26.8 million decreased $4.9 million from the prior year due to a reduction in interest-bearing debt outstanding during the period.

The Company's effective tax rate was 29.5% for the year, as projected through June 30, 2002, down from 33.0% for the comparable period of 2001. This decrease reflects principally a lower state tax rate and the impact of the elimination of goodwill amortization pursuant to FAS 142.

On July 24, 2002, Donald M. James, Chairman and Chief Executive Officer, commented on the Company's second quarter results, as follows:

"Faced with difficult economic conditions in the second quarter, we continued our focus on implementing operating improvements that position our businesses for an improving economy.

"In Construction Materials, we realized pricing and cost improvements in our aggregates business despite softer volume. In particular, we achieved significant cost reductions in the former Tarmac facilities, where we improved our variable production costs by more than $0.70 per ton.

"During the quarter, our Chemicals segment results were negatively impacted by significantly lower prices for chloralkali products and our decision to accelerate planned plant maintenance outages into the second quarter when demand was soft. We have implemented price increases for major chloralkali products, which have begun to take effect in July. Acceleration of the plant outages should result in higher production and sales volumes and lower costs in the second half when market conditions are improving."

Additionally, Mr. James made certain statements pertaining to the outlook for the remainder of the year, as follows:

"We are maintaining our earlier earnings guidance for the year of $2.20 to $2.40 per share, excluding the effect of the goodwill write-down related to Performance Chemicals. We expect third quarter earnings in the range of $0.80 to $0.90 per share.

"In our Chemicals segment, there are indications the chloralkali industry may have passed through the cyclical trough in demand and pricing. As a result, Chemicals should have a much stronger second half and is expected to report a loss of $40 to $45 million for the year.

"For our Construction Materials segment, softness in aggregates shipments reflects recent highway construction put-in-place data from the Commerce Department showing noticeably weaker highway spending in the second quarter of 2002 than in 2001. Our outlook assumes recently reported increases in highway contract awards will lead to an increase in highway spending later in the year. For the second half of 2002, we expect continuing improvements in aggregates cost and pricing to more than offset the impact of slightly lower aggregates volume. Accordingly for the year, this segment is expected to achieve earnings in the range of $425 to $445 million."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $428.2 million at June 30, 2002, an increase of $67.4 million from the $360.8 million at December 31, 2001. This increase resulted primarily from the seasonal increase in receivables in the Construction Materials segment. Working capital at June 30, 2002 decreased $17.4 million from the same date last year. This decrease resulted primarily from a decrease in receivables partially offset by a decrease in current liabilities and an increase in inventories.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.3 as of June 30, 2002. This compares to the 2.1 ratio at year-end 2001 and the 1.5 ratio at June 30, 2001. The increase in the current ratio from June 30, 2001 resulted primarily from a $175.9 million reduction in notes payable, which was achieved by means of internally generated cash flow.

Cash Flows

Net cash provided by operating activities totaled $167.3 million in the first half of 2002, up from the $138.3 million generated in the same period last year. This $29.0 million increase in cash provided primarily reflected a reduction in working capital requirements. Net cash used for investing activities of $145.9 million decreased $145.2 million from the first half 2001 total of $291.1 million due primarily to decreased acquisitions and capital expenditures. Net cash used for financing activities totaled $65.5 million in the first half of 2002, representing a $200.7 decrease in cash provided by financing activities compared to the first half of 2001. This decrease in cash provided by financing activities resulted primarily from the prior year's first half net borrowings of $176.7 million used to fund acquisitions. There were no similar borrowings in the current year.

Short-term Borrowings

Short-term borrowings of $38.7 million as of June 30, 2002 consisted solely of notes payable to banks. The June 30, 2001 amount, $214.5 million, consisted of notes payable to banks of $46.2 million and commercial paper of $168.3 million. The prior year-end amount, $43.9 million, consisted solely of notes payable to banks.

Long-term Obligations

As of June 30, 2002, long-term obligations were 29.1% of long-term capital and 55.2% of shareholders' equity. The corresponding second quarter 2001 percentages were 31.4% and 61.4%, and the year-end 2001 percentages were 29.7% and 56.5%, respectively.

The ratio of total debt to total capital equaled 36.8% as of June 30, 2002, 43.1% as of June 30, 2001 and 37.6% as of year-end 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, the Company utilizes derivative financial instruments. To date, the Company has used commodity price swap contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts were as follows: June 30, 2002 - $.4 million favorable; December 31, 2001 - $13.3 million unfavorable; and June 30, 2001 - $12.9 million unfavorable. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential decline in the fair value of the underlying commodity swap and option contracts based on the fair value at June 30, 2002 of approximately $2.8 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. Because substantially all of this debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At June 30, 2002, the estimated fair market value of these debt instruments was $944.2 million as compared to a book value of $898.3 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the liability by approximately $34.8 million.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has been named in multiple lawsuits filed in state and federal court claiming damages for personal injuries allegedly resulting from releases of chemicals at the Company's Geismar, Louisiana chloralkali plant. To date, 79 lawsuits, including 20 class action lawsuits, involving a total of 2,181 named plaintiffs have now been filed. Based on the information currently available to it, the Company does not believe that the ultimate resolution of these suits will have a materially adverse impact on the Company.

The Company has been named as a defendant in 34 lawsuits in Mississippi and Texas by over 250 plaintiffs alleging silicosis arising from exposure to industrial sand used for abrasive blasting which was marketed by the Company from 1988 to 1994. While the cases are in preliminary stages, the Company does not expect that settlements or adverse judgments, if any, will adversely affect the consolidated financial position of the Company to a material extent.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3(ii) - By-Laws of the Company, as amended.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed for the six months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date       August 13, 2002

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer