Form 10-Q
period 2002-09-30
VULCAN MATERIALS CO
filed 2002-11-12
CIK 103973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2002 101,519,803

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2002 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
	Item 4.	Controls and Procedures	18
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	19
	Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES			21
CERTIFICATIONS			22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	September 30 2002	December 31 2001	September 30 2001

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
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Shareholders' equity
      Total

Current ratio

$      82,752

406,372
        (9,903)
396,469

186,936
12,692
525
        36,931
237,084
43,158
         12,306
771,769
16,222

4,095,607
  (2,088,186)
2,007,421
564,536
         87,506
 $ 3,447,454

$        6,271
37,378
141,254
      120,631
305,534
892,749
332,507
141,181
94,032
    1,681,451
 $ 3,447,454

2.5

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
131,770
96,151
    1,577,818
 $ 3,476,231

1.7

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
Interest expense
Earnings before income taxes
Provision for income taxes

Net earnings before cumulative effect
  of accounting change
Cumulative effect of adopting SFAS 142,
  net of income taxes

	$ 714,334 71,452 785,786 543,765 71,452 615,217 170,569 58,960 3,500 (498) 6,974 114,585 877 13,971 101,491 24,672 76,819 -0-	$ 765,990 77,128 843,118 554,142 77,128 631,270 211,848 60,215 7,487 1,502 994 146,642 958 15,371 132,229 40,001 92,228 -0-	$ 1,930,273 190,335 2,120,608 1,507,673 190,335 1,698,008 422,600 178,417 6,208 1,111 9,717 248,803 2,622 40,724 210,701 56,889 153,812 (20,537)	$ 2,095,597 196,264 2,291,861 1,599,359 196,264 1,795,623 496,238 180,934 24,386 7,476 4,682 303,076 3,551 47,011 259,616 82,039 177,577 -0-
Net earnings	$ 76,819	$ 92,228	$ 133,275	$ 177,577

Basic net earnings per share:
  Net earnings before cumulative effect
    of accounting change
  Cumulative effect of adopting SFAS 142
  Net earnings per share

Diluted net earnings per share:
  Net earnings before cumulative effect
    of accounting change
  Cumulative effect of adopting SFAS 142
  Net earnings per share

	$ 0.75 0.00 $ 0.75 $ 0.75 0.00 $ 0.75	$ 0.91 0.00 $ 0.91 $ 0.90 0.00 $ 0.90	$ 1.51 (0.20) $ 1.31 $ 1.50 (0.20) $ 1.30	$ 1.75 0.00 $ 1.75 $ 1.73 0.00 $ 1.73
Weighted-average common shares outstanding : Basic Assuming dilution	101,749 102,482	101,504 102,608	101,690 102,573	101,412 102,505
Cash dividends per share of common stock	$ 0.235	$ 0.225	$ 0.705	$ 0.675
Depreciation, depletion and amortization deducted above	$ 68,982	$ 72,410	$ 198,230	$ 209,327
Effective tax rate	24.3%	30.3%	27.0%	31.6%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Amounts in Thousands) Nine Months Ended September 30
(Condensed and unaudited)	2002	2001

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion and amortization
     Cumulative effect of accounting change
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 133,275 198,230 20,537 (56,641) 6,954 3,910 306,265	$ 177,577 209,327 -0- (93,897) 56,730 (5,560) 344,177

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
        Net cash used for investing activities

	(204,357) (42,138) 18,014 (228,481)	(233,739) (129,262) 18,017 (344,984)

Financing Activities
Net payments - commercial paper and bank lines of credit
Payment of short-term debt
Payment of long-term debt
Net proceeds from issuance of long-term debt
Dividends paid
Other, net
        Net cash provided by (used for) financing activities

	(6,501) (17,017) (7,000) -0- (71,526) 6,210 (95,834)	(159,700) (6,538) -0- 238,560 (68,288) 7,180 11,214
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(18,050) 100,802 $ 82,752	10,407 55,276 $ 65,683

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

2.   Earnings Per Share (EPS)

The Company reports two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	101,749 592 141 102,482	101,504 1,030 74 102,608	101,690 758 125 102,573	101,412 1,022 71 102,505

All dilutive common stock equivalents are reflected in the Company's earnings per share calculation; the Company had 2,880,603 and 198 antidilutive common stock equivalents as of September 30, 2002 and 2001, respectively.

3.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is the Company's practice for each interim reporting period to make an estimate of the effective tax rate expected for the full fiscal year. The rate so determined is used in providing income taxes on a current year-to-date basis.

4.   Derivative Instruments

Natural gas used by the Company in its Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The Company uses over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. These instruments have been designated as effective cash flow hedges in accordance with Statement of Financial Accounts Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the fair value of the open contracts, which extend through December 2004, has been reflected as a component of accumulated other comprehensive income as of loss of $29 thousand, less a income tax benefit of $11 thousand, in the Company's Consolidated Balance Sheet as of September 30, 2002. If market prices for natural gas remained at the September 30, 2002 level, net losses of $.5 million would be classified into pretax earnings within the next twelve months. Comparatively, the Company's Consolidated Balance Sheet as of September 30, 2001 reflected the fair value of the open contracts, as a component of accumulated other comprehensive loss of $18.6 million, less income tax benefit of $7.3 million.

During the quarter ended September 30, 2002 the Company elected to terminate early certain of its natural gas swaps. The fair value of such swaps, which totaled $.5 million favorable as of September 30, 2002 will continue to be reported within accumulated other comprehensive income and will be reclassified into earnings as the forecasted transaction impacts earnings. There was no impact to earnings due to hedge ineffectiveness during the quarters and nine months ended September 30, 2002 and 2001.

5.   Comprehensive Income

Comprehensive income is composed of two subsets: net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the Company is comprised of fair value adjustments to cash flow hedges pertaining to its commodity swap and option contracts to purchase natural gas. Total comprehensive income for the three months ended September 30, 2002 and 2001 was $76.6 million and $93.8 million, respectively. Total comprehensive income for the nine months ended September 30, 2002 and 2001 was $141.3 million and $166.1 million, respectively.

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

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146) was issued. FAS 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of FAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

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

Because the majority of the Company's activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
NET SALES Construction Materials Chemicals Total	$ 566.7 147.6 $ 714.3	$ 604.4 161.6 $ 766.0	$ 1,513.3 417.0 $ 1,930.3	$ 1,593.6 502.0 $ 2,095.6
TOTAL REVENUES Construction Materials Chemicals Total	$ 623.5 162.3 $ 785.8	$ 670.1 173.0 $ 843.1	$ 1,661.4 459.2 $ 2,120.6	$ 1,756.2 535.7 $ 2,291.9
EARNINGS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 131.8 (17.2) $ 114.6	$ 144.1 2.5 $ 146.6	$ 305.7 (56.9) $ 248.8	$ 299.2 3.9 $ 303.1

	Sept. 30 2002	Dec. 31 2001	Sept. 30 2001
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,691.7 569.3 3,261.0 103.7 82.8 $ 3,447.5	$ 2,594.9 611.1 3,206.0 91.4 100.8 $ 3,398.2	$ 2,696.2 620.1 3,316.3 94.2 65.7 $ 3,476.2

8.   Supplemental Cash Flow Information

Supplemental information referable to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (amounts in thousands):

	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 35,006 37,134	$ 34,590 17,149
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES Liabilities and long-term debt assumed in business acquisitions	$ -0-	$ 18,826

9.   Transitional Disclosure for Adoption of FAS 142

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142) and, accordingly, discontinued goodwill amortization. Pro forma results assuming the elimination of both goodwill amortization and the cumulative effect of adopting FAS 142 are summarized below (amounts in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
NET EARNINGS As reported Goodwill amortization (net of tax) Adjusted net earnings Cumulative effect of adopting FAS 142 Pro forma net earnings	$ 76,819 -0- 76,819 -0- $ 76,819	$ 92,228 4,863 97,091 -0- $ 97,091	$133,275 -0- 133,275 20,537 $153,812	$177,577 16,260 193,837 -0- $193,837
BASIC NET EARNINGS PER SHARE As reported Goodwill amortization (net of tax) Adjusted net earnings Cumulative effect of adopting FAS 142 Pro forma net earnings	$ 0.75 -0- 0.75 -0- $ 0.75	$ 0.91 0.05 0.96 -0- $ 0.96	$ 1.31 -0- 1.31 0.20 $ 1.51	$ 1.75 0.16 1.91 -0- $ 1.91
DILUTED NET EARNINGS PER SHARE As reported Goodwill amortization (net of tax) Adjusted net earnings Cumulative effect of adopting FAS 142 Pro forma net earnings	$ 0.75 -0- 0.75 -0- $ 0.75	$ 0.90 0.05 0.95 -0- $ 0.95	$ 1.30 -0- 1.30 0.20 $ 1.50	$ 1.73 0.16 1.89 -0- $ 1.89

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

Impairment was indicated in the Performance Chemicals reporting unit since its carrying value exceeded its fair value. This impairment resulted from the secular deterioration in business conditions facing the specialty chemical industry. With this indication of impairment, the Company completed step two of the process by allocating the fair value of the reporting unit to its assets and liabilities. The Company engaged an independent third party to assist in determining the fair value of the reporting unit and in allocating such fair value to the individual assets and liabilities. As a result of completing step two of the impairment test, the Company determined that the goodwill in the Performance Chemicals reporting unit of $30,240,000 was fully impaired as of January 1, 2002. Accordingly, a net of tax transition adjustment totaling $20,537,000 was recorded as a cumulative effect of accounting change as of January 1, 2002.

The changes in the carrying amount of goodwill for each reportable segment for the nine months ended September 30, 2002 are as follows (amounts in thousands):

GOODWILL	Construction Materials	Chemicals	Total
BALANCE AS OF DECEMBER 31, 2001	$ 557,947	$ 30,615	$ 588,562
Transitional impairment charge Goodwill of acquired businesses Purchase price allocation adjustments	-0- 7,501 (1,287)	(30,240) -0- -0-	(30,240) 7,501 (1,287)
BALANCE AS OF SEPTEMBER 30, 2002	$ 564,161	$ 375	$ 564,536

10.  Other Commitments and Contingent Liabilities

The Company is a defendant in various lawsuits incident to the ordinary course of business including those legal proceedings detailed in Item 1 of Part II of this quarterly report on Form 10-Q. It is not possible to determine with precision the probable outcome or the amount of liability, if any, with respect to these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not adversely affect the consolidated financial statements of the Company to a material extent.
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

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the depressed demand for the Company's chemical products; the highly competitive nature of the industries in which the Company operates; pricing; weather and other natural phenomena; energy costs; cost of hydrocarbon-based raw materials; and other risks, assumptions and uncertainties detailed from time to time in the Company's periodic reports.

RESULTS OF OPERATIONS

The comparative analysis in this Management's Discussion and Analysis of Results of Operations and Financial Condition is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews the Company's results of operations.

Third Quarter 2002 as Compared with Third Quarter 2001

The Company's third quarter net earnings were $76.8 million, or $0.75 per diluted share, as compared to $92.2 million, or $0.90 per share a year earlier. Results for the third quarter 2001 included an after-tax charge of $4.9 million, or $0.05 per share for goodwill amortization which was eliminated beginning January 1, 2002 as required by FAS 142. Net sales of $714.3 million were 7% lower than the $766.0 million reported in the third quarter of 2001.

For the quarter, Construction Materials' net sales were $566.7 million, a decrease of 6% from the $604.4 million reported a year earlier. Pricing for aggregates increased 3% over the third quarter of 2001. Aggregates volumes were lower by 9% due to a significant slowdown in private nonresidential construction as well as weaker highway construction in most of our regions. The Chemicals segment reported third quarter net sales of $147.6 million compared to $161.6 million in 2001. The decline in sales was primarily attributable to lower caustic soda pricing and lower sales of fluorochemical feedstocks. While published industry prices for caustic soda increased more than $30 per ton over the second quarter, prices in the current quarter were $135 per ton less than the third quarter last year. Demand for the segment's chlorinated organic products, particularly fluorochemical feedstocks, was soft reflecting continuing weakness in the industrial sector of the economy.

Earnings before interest and income taxes were $114.6 million as compared to $146.6 million in the third quarter of 2001. The Construction Materials segment earned $131.8 million compared to the $144.1 million reported in 2001. The effect of lower aggregates volume was partially offset by pricing improvements for aggregates and the elimination of goodwill amortization. In the third quarter of 2001, this segment's goodwill amortization amounted to $5.0 million. For the quarter, the Chemicals segment lost $17.2 million compared to earnings of $2.5 million in 2001. This decline in earnings was primarily attributable to the aforementioned lower caustic soda pricing and lower sales and production of fluorochemical feedstocks.

Selling, administrative and general expenses of $59.0 million decreased 2% from third quarter 2001. Other operating costs of $3.5 million declined by $4.0 million for the quarter, due to the elimination of goodwill amortization, which amounted to $5.9 million in third quarter 2001. Minority interest decreased $2.0 million from third quarter 2001 reflecting the minority partner's share of the improvement in the chloralkali joint venture's results. Other income, net of other charges, of $7.0 million was up $6.0 million from the third quarter of 2001, reflecting primarily higher gains on asset sales.

Interest expense of $14.0 million decreased $1.4 million from the third quarter of 2001 due to a reduction in outstanding interest-bearing debt during the period.

The Company's effective tax rate was 24.3% for the third quarter of 2002, down from the 2001 rate of 30.3% for the comparable period. The lower rate reflects principally an increased favorable effect of statutory depletion, a lower state tax rate and the impact of the elimination of goodwill amortization pursuant to FAS 142.

Year-to-Date Comparisons as of September 30, 2002 and September 30, 2001

Net earnings for the first nine months of 2002 of $133.3 million, or $1.30 per share (diluted) reflect a pretax goodwill impairment charge of $30.2 million, or $0.20 per share after tax, as prescribed by the new accounting standard, FAS 142. This non-cash write-down was recorded as a cumulative effect of an accounting change and represents the full impairment of Performance Chemicals' goodwill. No goodwill write-down was necessary with respect to either the Construction Materials segment or the Chloralkali Chemicals business unit. Excluding the effects of the goodwill impairment charge, earnings were $153.8 million or $1.50 per share, as compared to $177.6 million, or $1.73 per share for the same period in 2001. Results for the first nine months of 2001 included an after-tax charge of $16.3 million, or $0.16 per share for goodwill amortization which was eliminated beginning January 1, 2002 as required by FAS 142.

Net sales of $1.9 billion for the first nine months of 2002 decreased 8% from the comparable 2001 total of $2.1 billion. Construction Materials net sales of $1.5 billion were down 5% from the 2001 level of $1.6 billion. Aggregates volume decreased 7% due primarily to the decline in private nonresidential construction and highway spending, while pricing increased 3%. Chemicals' net sales of $417.0 million were down 17% from the $502.0 million reported in the first nine months of 2001. This decline resulted from both lower prices and weak demand primarily for caustic soda and fluorochemical feedstocks.

Earnings before interest and income taxes were $248.8 million as compared to $303.1 million in the first nine months of 2001. Year-to-date the Construction Materials segment earned $305.7 million, an increase of 2% year-over-year. Aggregates pricing increases of 3% and the elimination of goodwill amortization were largely offset by volume softness caused by slowing private nonresidential construction and highway spending. Year-to-date 2001, this segment's goodwill amortization amounted to $16.5 million. Earnings in the Chemicals segment declined from $3.9 million in the first nine months of 2001 to a loss of $56.9 million in 2002. The Chemicals segment was adversely impacted by significantly lower pricing for caustic soda, lower pricing and soft demand for fluorochemical feedstocks, and reductions in operating rates from planned rate reductions and outages.

Selling, administrative and general expenses were favorable by 1% year-over-year. Other operating costs of $6.2 million declined by $18.2 million. This decline was attributable to the elimination of goodwill amortization, which amounted to $19.7 million for the first nine months of 2001. Minority interest decreased $6.4 million from 2001 reflecting the minority partner's share of the improvement in the Chloralkali joint venture's results. Other income, net of other charges, of $9.7 million was up $5.0 million, reflecting primarily higher gains on asset sales.

Interest expense of $40.7 million decreased $6.3 million from the prior year due to a reduction in interest-bearing debt outstanding during the period.

The Company's third quarter 2002 projection of the effective tax rate for the year was 27.0%, down from 31.6% for the comparable period of 2001. This decrease reflects principally a lower state tax rate, an increased favorable effect of statutory depletion and the impact of the elimination of goodwill amortization pursuant to FAS 142.

On October 22, 2002 and October 23, 2002, Donald M. James, Chairman and Chief Executive Officer, commented on the Company's third quarter results, as follows:

"We continue our focus on disciplined capital spending, minimizing operating costs in our aggregates operations and improving efficiencies in what has been a more difficult economic environment than anticipated. Strong free cash flows of $101.9 million for the first nine months of 2002 allowed us to reduce debt and increase dividends."

Additionally, Mr. James made certain statements pertaining to the outlook for the remainder of the year, as follows:

"Our fourth quarter results will be influenced by both chloralkali pricing and the pace of construction activity. For Construction Materials, our full year outlook assumes price improvement of 2 to 3% and a decline in aggregates volume of approximately 6%, subject to the normal sensitivities to weather in the fourth quarter. This segment is expected to achieve full year earnings in the range of $385 to $400 million.

"For Chemicals, caustic soda prices continue to improve. However, caustic soda prices remain significantly below last year's levels and demand for chlorinated organics, particularly fluorochemical feedstocks, is weak. Fourth quarter earnings in the Chemicals segment will be impacted by higher plant maintenance and operational improvement expenses, as well as lower volumes. These lower volumes have resulted, in part, from hurricane-related plant shutdowns during the month of October at our Geismar, Louisiana plant. As a result, Chemicals is expected to report a loss of $70 to $75 million for the year.

"We are addressing our cost structure in Chemicals both with respect to plant processing efficiencies as well as our fixed cost and overhead structure. We are committed to reducing our cost and improving our plant efficiencies. We also continue to address our chlorinated organic product mix, which is impacted not only by current market conditions but also by the phase out of ozone depleting chemicals pursuant to the Montreal Protocol.

"Based on our current expectations and excluding the goodwill impairment resulting from adoption of SFAS 142, our earnings guidance for the year is now $1.80 to $2.00 per share."

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, exclusive of debt and cash items, totaled $447.9 million at September 30, 2002, an increase of $87.1 million from the $360.8 million at December 31, 2001. This increase resulted primarily from the seasonal increase in receivables in the Construction Materials segment. Working capital at September 30, 2002 increased $40.0 million from September 30, 2001. This increase resulted primarily from a sizeable decrease in current liabilities and an increase in inventories partially offset by a decrease in receivables. Current liabilities were higher at September 30, 2001 due to the deferral of the third quarter federal income tax payment of $36.1 million, as permitted under the 2001 Tax Act.

The Company's current ratio, which is based on all components of working capital, including cash and debt items, was 2.5 as of September 30, 2002. This compares to the 2.1 ratio at year-end 2001 and the 1.7 ratio at September 30, 2001. The increase in the current ratio from September 30, 2001 resulted primarily from a $73.3 million reduction in notes payable, which was achieved by means of internally generated cash flow.

Cash Flows

Net cash provided by operating activities totaled $306.3 million in the first nine months of 2002, down from the $344.2 million generated in the same period last year. This $37.9 million decrease in cash provided by operating activities reflected both lower earnings and an increase in working capital requirements. Net cash used for investing activities of $228.5 million decreased $116.5 million from the first nine months of 2001's total of $345.0 million due primarily to decreased acquisitions and capital expenditures. Net cash used for financing activities totaled $95.8 million for the nine months ended September 2002, representing a $107.0 decrease in cash provided by financing activities compared to the same period last year. This decrease in cash provided by financing activities resulted primarily from the prior year-to-date's net borrowings of $72.3 million used to fund acquisitions. There were no similar borrowings in the current year.

Short-term Borrowings

Short-term borrowings of $37.4 million as of September 30, 2002 consisted solely of notes payable to banks. The September 30, 2001 amount, $110.6 million, consisted of notes payable to banks of $46.0 million and commercial paper of $64.6 million. The prior year-end amount, $43.9 million, consisted solely of notes payable to banks.

Long-term Obligations

As of September 30, 2002, long-term obligations were 28.4% of long-term capital and 53.1% of shareholders' equity. The corresponding third quarter 2001 percentages were 30.4% and 58.0%, and the year-end 2001 percentages were 29.7% and 56.5%, respectively.

The ratio of total debt to total capital equaled 35.8% as of September 30, 2002: 39.6% as of September 30, 2001 and 37.6% as of year-end 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks arising from transactions entered into in the normal course of business. In order to manage or reduce this market risk, the Company utilizes derivative financial instruments. The Company has entered into commodity swap and option contracts to reduce its exposure to fluctuations in prices for natural gas. The fair value of these contracts were as follows: September 30, 2002 - $29 thousand unfavorable; December 31, 2001 - $13.3 million unfavorable; and September 30, 2001 - $18.6 million unfavorable. As a result of a 10% reduction in the price of natural gas, the Company would experience a potential decline in the fair value of the underlying commodity swap and option contracts based on the fair value at September 30, 2002 of approximately $.4 million.

The Company is exposed to interest rate risk due to its various long-term debt instruments. Because substantially all of this debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At September 30, 2002, the estimated fair market value of these debt instruments was $980.2 million as compared to a book value of $899.0 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of the liability by approximately $35.0 million.

Item 4. Controls and Procedures

The Company maintains a system of controls and procedures to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of the disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Form 10-Q for the quarter ended June 30, 2002, the Company has been named in multiple lawsuits filed in state and federal court claiming damages for personal injuries allegedly resulting from releases of chemicals at the Company's Geismar, Louisiana chloralkali plant. To date, 87 lawsuits, involving over 2,500 named plaintiffs have now been filed. Based on the information currently available to it, the Company does not believe that the ultimate resolution of these suits will have a materially adverse impact on the Company.

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has been engaged in litigation with Phillip Barker regarding the termination of a distribution agreement for the sale of specialty chemicals. The Company and Mr. Barker have now settled all claims for a mutually agreeable amount and Mr. Barker has given the Company a full release relating to this matter.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99(a) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99(b) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 13, 2002, pursuant to which the Company attached sworn statements pursuant to SEC Order No. 4-460 from each of the Chairman and Chief Executive Officer, Donald M. James, and Senior Vice President and Chief Financial Officer, Mark E. Tomkins.

The Company filed a Current Report on Form 8-K on August 13, 2002, pursuant to which the Company attached certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from each of the Chairman and Chief Executive Officer, Donald M. James, and Senior Vice President and Chief Financial Officer, Mark E. Tomkins.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date       November 12, 2002

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer

CERTIFICATIONS

I, Donald M. James, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vulcan Materials Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Vulcan Materials Company as of, and for, the periods presented in this quarterly report;

4. Vulcan Materials Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Vulcan Materials Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Vulcan Materials Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Vulcan Materials Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Vulcan Materials Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Vulcan Materials Company's auditors and the audit committee of Vulcan Materials Company's Board of Directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Vulcan Materials Company's ability to record, process, summarize and report financial data and have identified for Vulcan Materials Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Vulcan Materials Company's internal controls; and

6. Vulcan Materials Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date       November 12, 2002

/s/ Donald M. James
Donald M. James
Chairman and Chief Executive Officer

I, Mark E. Tomkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vulcan Materials Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Vulcan Materials Company as of, and for, the periods presented in this quarterly report;

4. Vulcan Materials Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Vulcan Materials Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Vulcan Materials Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Vulcan Materials Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Vulcan Materials Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Vulcan Materials Company's auditors and the audit committee of Vulcan Materials Company's Board of Directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Vulcan Materials Company's ability to record, process, summarize and report financial data and have identified for Vulcan Materials Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Vulcan Materials Company's internal controls; and

6. Vulcan Materials Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date       November 12, 2002

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer