Form 10-K
period 2002-12-31
VULCAN MATERIALS CO
filed 2003-03-28
CIK 103973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission file number: 1-4033

VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	63-0366371 (I.R.S. Employer Identification No.)
1200 Urban Center Drive, Birmingham, Alabama 35242 (Address, including zip code, of registrant's principal executive offices) (205) 298-3000 (Registrant's telephone number, including area code)
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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes   X   No

Aggregate market value of voting stock held by non-affiliates as of June 28, 2002:	$4,429,081,667
Number of shares of common stock, $1.00 par value, as of February 28, 2003:	101,568,132
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
(2)

Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 9, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY Annual Report On Form 10-K Fiscal Year Ended December 31, 2002 CONTENTS

Part	Item		Page
I	1 2 3 4	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	2 6 9 11
II	5 6 7 7A. 8 9

Market for the Registrant's Common Equity and Related
   Stockholder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition
   and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure

			12 12 13 13 13 13
III	10 11 12 13 14

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners and
   Management
Certain Relationships and Related Transactions
Controls and Procedures

			13 14 14 14 14
IV	15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	14
	--	Signatures	19
PART I

Item 1.  Business

         Vulcan Materials Company, a New Jersey corporation incorporated in 1956, and its subsidiaries ("the Company," "Vulcan," "we" or "our") are principally engaged in the production, distribution and sale of construction materials ("Construction Materials") and industrial and specialty chemicals ("Chemicals"). Construction Materials and Chemicals are both reported as segments. Vulcan is the nation's largest producer of construction aggregates, a major producer of other construction materials and a major chemicals manufacturer, supplying chloralkali and other industrial and specialty chemicals.

Segment Information

     Construction Materials

         Our Construction Materials business consists of the production and sale of construction aggregates and other construction materials and related services. Construction aggregates include crushed stone, sand and gravel, rock asphalt, recrushed concrete and crushed slag (a by-product of blast iron and steel production). Aggregates are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Construction aggregates constituted approximately 71% of the dollar volume of the Construction Materials segment's 2002 net sales, as compared to 70% in 2001 and 66% in 2000. The remaining sales in the Construction Materials segment result from other products and services including asphalt mix and related products, ready-mixed concrete, trucking services, water transportation services, paving construction, and several other businesses.

         Each type of aggregate is sold in competition with other types of aggregates and in competition with other producers of the same type of aggregates. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi, Tennessee-Tombigbee and James river systems and the Gulf Coast, which are served from remote quarries by rail, barge or ocean-going vessels. Our Construction Materials segment served markets in 27 states, the District of Columbia and Mexico. Shipments of all construction aggregates totaled approximately 217.3 million tons in 2002.

         In 2002, we spent approximately $43.4 million on acquisitions. These acquisitions included 5 aggregates facilities in Alabama, Illinois and Tennessee and 5 sales yards in Mississippi, Tennessee and Texas.

         At the end of 2002, we operated 220 aggregates production facilities located in 17 states and Mexico. These aggregates facilities included 162 crushed stone plants, 33 sand and gravel plants, 2 slag plants and 23 plants producing other aggregates (principally recycled concrete). Reserves largely determine the ongoing viability of an aggregates business. At the end of 2002, our estimated proven and probable aggregates reserves totaled 10.5 billion tons, sufficient to support an average life of approximately 48 years at current operating rates.

         In addition to our aggregates production facilities, we operated 64 truck, rail and water distribution yards, located in select market areas, for the sale of aggregates products. Our other facilities included 44 asphalt plants; 2 emulsified asphalt plants; 26 ready-mixed concrete plants; and another 26 operations related to paving construction, service and repair, and transportation operations.

         The key end-use customers for our aggregates products are heavy construction and paving contractors; residential and commercial building contractors; concrete products manufacturers; state, county and municipal governments; and railroads. We serve our customers by truck, rail and water distribution networks. During 2002, domestic and international operations served markets in 20 states, the District of Columbia and Mexico with a full line of aggregates, and 7 additional states with railroad ballast.

         Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry either to expand existing quarries or to develop new quarries in some markets. Although it cannot be predicted what policies will be adopted in the future by governmental bodies regarding environmental controls which affect the construction materials industry, we believe that future environmental control costs will not have a materially adverse effect upon our business. Furthermore, any future land use restrictions could make zoning and permitting more difficult. Any such restrictions, while curtailing expansion or acquisitions in certain areas, could potentially enhance the value of our reserves at existing locations.

         We believe that the Construction Materials segment's raw material reserves are sufficient for predicted production levels for the foreseeable future. We do not anticipate any material difficulties in either the number of sources or the availability of raw materials in the future.

         The Construction Materials segment strives to maintain a sufficient level of inventory of its aggregates to meet delivery requirements of its customers. The Construction Materials segment generally provides for standard payment terms similar to those customary for the construction aggregates industry. The terms generally provide for payment within 30 days of being invoiced.

     Chemicals

         The Chemicals segment is organized into two business units: Chloralkali, operating under the Vulcan Chemicals name, manages our line of chloralkali products and related businesses, and Performance Chemicals, operating under the Vulcan Performance Chemicals name, manages our specialty chemicals and services business.

         The Chemicals segment delivers its products upon receipt of orders or requests from customers. On occasion, when necessary to conform to regional industry practices, we have sold product under various payment terms.

         The Chloralkali business unit produces chlorine, caustic soda, hydrochloric acid, potassium chemicals and chlorinated organic chemicals, which are sold principally to the chemical processing, polymer, refrigerant, foam-blowing, food and pharmaceutical, pulp and paper, textile and water management industries. Vulcan Performance Chemicals offers specialty and custom chemical products, services, technologies and manufacturing capabilities for a variety of customer needs in a number of industries, including pulp and paper and water management.

         The Chloralkali Business. In the paper industry, caustic soda is used primarily in the kraft and sulfite pulping processes. Chlorine is used in potable water disinfection and sewage management, to remove impurities from recycled aluminum and as an ingredient to make other chlorinated products. Caustic soda and caustic potash (potassium hydroxide) are used in the production of soaps and detergents. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. We supply hydrochloric acid to the energy industry for stimulation of oil and gas wells. Hydrochloric acid, caustic soda, caustic potash and methylene chloride are used by the food and pharmaceutical industries. Ethylene dichloride (EDC) is used in the manufacture of PVC. Perchloroethylene and methylene chloride are used in industrial cleaning applications. Pentachlorophenol is used as a wood preservative to extend the life of utility poles. The Chloralkali business unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products. Products sold in this market include hydrochloric acid, chlorine, caustic soda, caustic potash, potassium carbonate and various chlorinated hydrocarbons. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants, cleansers and other chemicals. We sell chloroform, methyl chloroform, perchloroethylene and other chlorinated hydrocarbons to the fluorocarbons market as feedstocks for manufacturing refrigerants.

         The Chloralkali business unit includes a joint venture with Mitsui & Co., Ltd., for the production and distribution of EDC. This joint venture is structured to take advantage of our manufacturing and marketing capabilities and Mitsui's access to global EDC markets. Mitsui, the world's leading EDC trader, purchases all of the EDC output of our Geismar facility.

         Underground reserves of salt, a basic raw material used by the Chloralkali business unit in the production of chlorine and caustic soda, are located near our Wichita, Kansas and Geismar, Louisiana plants. We own or lease salt reserves at Wichita and Geismar, as discussed in Item 2 below. We purchase salt for our Port Edwards, Wisconsin plant from a number of regional supply sources. Ethylene, methanol and vinyl chloride monomer, the other major raw materials used in the Chloralkali business unit, and various chemicals used as raw materials by Vulcan Performance Chemicals are purchased from several different suppliers. Sources of salt, ethylene, methanol, vinyl chloride monomer and various other raw material chemicals are believed to be adequate for our operations, and we do not anticipate any material difficulty in obtaining necessary raw materials.

         In the 1990s, the production of carbon tetrachloride and methyl chloroform for emissive uses was phased out to a large extent because of the ozone-depleting properties of these chemicals. In 2002, we completed a plant at our Geismar complex that produces HCC-240fa, a feedstock to make new environmentally-friendly fluorocarbons that will replace ozone-depleting hydrochlorofluorocarbons. Under long-term agreements, we supply HCC-240fa to Honeywell Fluorine Products Group for its plant which is also located in Geismar. The resulting foam-blowing agent offers environmental benefits over present ozone-depleting compounds and it exhibits comparable or superior insulation performance.

         The Performance Chemicals Business. In February 1999, we combined our specialty chemicals businesses into Vulcan Performance Chemicals. This business unit includes Callaway Chemical Company, Callaway's Mayo Division, Vulcan Performance Chemicals, Ltd., Vulcan Chemical Technologies, LLC and Vulcan's sodium chlorite business. Vulcan Performance Chemicals offers a blend of products, services, technologies and manufacturing capabilities for customers in a variety of industries, with emphasis on pulp and paper and water management. On March 1, 2002, Vulcan Performance Chemicals entered into alliance with Apollo Chemical pursuant to which Apollo will perform the sales and service functions of Vulcan Performance Chemicals' textile product line. In December 2002, we sold the Performance Chemicals business unit's municipal drinking water treatment business to Altivia Corporation. We have recently announced the sale of the Performance Chemicals business unit's waste water odor and corrosion control business to Altivia Corporation. We expect this transaction to close on March 31, 2003.

Financial Results by Business Segments

         Net sales, total revenues, segment earnings, identifiable assets and related financial data for each of our business segments for the three years ended December 31, 2002, are reported on pages 47 and 48 (Note 14 of the Notes to Consolidated Financial Statements) in our 2002 Annual Report to Shareholders, which are incorporated herein by reference.

Competition and Customers

         All of our products are marketed under highly competitive conditions, including competition in price, service and product performance. There are a substantial number of competitors in both the Construction Materials segment and the Chemicals segment.

         We are the largest construction aggregates producer in the United States. We estimate that the top ten producers in the nation represent less than a third of the total national market, resulting in highly fragmented markets in some areas. Therefore, depending on the market, we compete with a number of large, national and small, local producers. Since construction aggregates are expensive to transport, the main competitive factor in the construction aggregates business is having a transportation advantage over competitors. We have a significant market presence in eight of the top ten metropolitan areas that demographers expect will experience the largest absolute growth in population in this decade. We also have facilities located on waterways and rail lines which substantially increase our geographic market reach through the availability of lower unit cost rail and water transportation.  The Construction Materials segment sells a small amount of construction aggregates outside of the United States. Nondomestic net sales in the Construction Materials segment were $4,422,000 in 2002, $5,519,000 in 2001 and $26,000 in 2000.

         Our Chemicals segment competes throughout the United States with numerous companies, including some of the nation's largest chemical companies, in the production and sale of our lines of chemicals. The segment competes principally on the basis of quality, price and technical support for our products. The segment also competes for sales to customers outside the United States primarily in Asia, South America and Europe. The segment's net sales to foreign customers were $33.8 million in 2002, $36.2 million in 2001 and $36.3 million in 2000.

         No material part of the business of either segment of Vulcan is dependent upon a single customer or upon a few customers, the loss of any one of which would have a materially adverse effect on Vulcan. Our products are sold principally to private industry. Although the majority of construction materials sales are used in public works, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies.

Research and Development Costs

         We conduct research and development activities for both of our business segments. The Construction Materials research and development facility is located in Birmingham, Alabama. The Chemicals research and development laboratories are located in Wichita, Kansas and Columbus, Georgia. In general, our research and development efforts are directed toward new and more efficient uses of our Construction Materials and Chemicals products as well as the manufacturing or processing of our Chemicals products. We spent approximately $1,240,000 in 2002, $1,202,000 in 2001 and $1,360,000 in 2000 on research and development activities for our Construction Materials segment. We spent approximately $7,402,000 in 2002, $7,177,000 in 2001 and $6,840,000 in 2000 on research and development activities for our Chemicals segment.

Environmental Costs and Governmental Regulation

         We estimate that capital expenditures for environmental control facilities in 2003 and 2004 will be approximately $13,154,000 and $8,938,000, respectively, for the Construction Materials segment, and $8,602,000 and $7,090,000, respectively, for the Chemicals segment.

         Certain operations of our Chemical segment are subject to the Resource Conservation and Recovery Act ("RCRA"). Under the corrective action requirements of RCRA, the Environmental Protection Agency ("EPA") must identify facilities subject to RCRA's hazardous waste permitting provisions where past practices have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases. If the results of the RFI determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require a Corrective Measures Implementation ("CMI") by the facility owner, such as implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

         We expect to incur RFI and CMS costs over the next several years at our Geismar and Wichita chemical manufacturing facilities. For each of these two facilities, the RFI and CMS results will determine whether the EPA subsequently requires a CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI and CMS costs that currently can be reasonably estimated, we have determined that our accrued reserves are adequate to cover such costs. The total costs which we may ultimately incur in connection with discharging our obligations under RCRA's corrective action requirements, however, cannot reasonably be estimated at this time.

         Our Construction Materials operations are subject to federal, state and local laws and regulations relating to the environment, health and safety, particularly air quality and dust control. In 1997, the Environmental Protection Agency ("EPA") promulgated changes to the National Ambient Air Quality Standards. These changes included modifying the existing PM10 standards, and introduced a new fine particulate PM2.5 standard (particles smaller than 2.5 microns in diameter). These revised standards will eventually affect many areas of the country by requiring a re-evaluation of whether the areas are in "attainment" with the new standards. However, testing jointly conducted by our leading industry trade association (National Stone, Sand and Gravel Association) and EPA has indicated that crushed stone, sand and gravel operations are not major sources of fine particulate (PM2.5) emissions. Because of this, we do not currently believe that the costs associated with compliance with the new standards will have a material adverse effect on our operations.

Patents and Trademarks

         As of March 3, 2003, we own, have the right to use, or have made applications for approximately 75 patents which have been granted or are pending in the United States and various other countries, as well as some 23 trademarks registered or pending registration in the United States and other countries. These patents, patent applications and trademarks relate to our businesses, primarily, our Chemicals businesses. We believe our patents, patent applications and trademarks are valuable both individually and in the aggregate to our operations, but no such patents, patent applications or trademarks are material to the conduct of our business as a whole.

Other Information Regarding Vulcan

         Our principal sources of energy are electricity, natural gas and diesel fuel. We do not anticipate any material difficulty in obtaining the required sources of energy for our operations.

         In 2002, the Construction Materials segment employed an average of approximately 7,467 people. The Chemicals segment employed an average of approximately 1,466 people. Our corporate office employed an average of approximately 233 people. We consider our relationship with our employees to be good.

         Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather can have on the sales and production volume of the Construction Materials segment. Normally, the highest sales and earnings of the Construction Materials segment are attained in the third quarter and the lowest are realized in the first quarter.

         We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding either of our business segments or our business considered as a whole.

Investor Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You can access financial and other information at our website. The address is www.vulcanmaterials.com. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition to accessing copies of our periodic reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to William F. Denson, III, Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

         Although the New York Stock Exchange's proposed rules requiring disclosure of some corporate governance documents on companies' websites are not yet effective, we have voluntarily provided such information. Our Corporate Governance Guidelines, the charters of our Audit Committee, Compensation Committee, and Governance Committee are available on our website at www.vulcanmaterials.com.

Item 2. Properties

Construction Materials

         We have 196 locations in the United States and Mexico in which we engage in the extraction of stone, sand and gravel. The following map shows the locations of our quarries and sand and gravel facilities.

         Our current estimate of approximately 10.5 billion tons of zoned and permitted aggregates reserves is approximately 0.2 billion tons more than the estimate reported at the end of 2001. We believe that the quantities of zoned and permitted reserves at our aggregates facilities are sufficient to result in an average life of approximately 48 years at present operating levels. See Note 1 to the table on page 8 for a description of our method employed for estimating the years of life of reserves.

         The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

         Of the 196 permanent reserve-supplied aggregates production facilities which we operate directly, or through joint ventures, 67 (representing 45% of total reserves) are located on owned land, 33 (representing 20% of total reserves) are on land owned in part and leased in part, and 96 (representing 35% of total reserves) are on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates which range from 2004 to 2104. Most of our leases have options to extend them well beyond their current terms by renewals at our discretion.

         Due to transportation costs, the marketing areas for most aggregates facilities in the construction aggregates industry are limited, often consisting of a single metropolitan area or one or more counties or portions thereof when transportation is by truck only. The following table provides specific information regarding our 10 largest active aggregates facilities determined on the basis of the quantity of aggregates reserves. None of the listed aggregates facilities contribute more than 5% to the revenues of our Construction Materials business.

Location of Quarry (nearest major metropolitan area)	Product	Average Annual Production Rate (millions of tons)	Estimated Years of Life At Average Rate of Production (1)	Nature of Interest	Lease Expiration Date, if Applicable

Playa Del Carmen, Mexico	Limestone	7.5	97.1	Owned	-
McCook (Chicago), Illinois	Limestone	8.3	65.7	Owned	-
Grayson (Atlanta), Georgia	Granite	1.6	Over 100	Owned	-
Rockingham (Charlotte), North Carolina	Granite	4.0	78.4	79% Leased 21% Owned	(2)
Gray Court (Greenville), South Carolina	Granite	1.0	Over 100	Owned	-
Warrenton, Virginia (Washington, D.C.)	Diabase	1.0	Over 100	Leased	(3)
Reed (Paducah), Kentucky	Limestone	8.0	26.6	Leased	(3)
Calera (Birmingham), Alabama	Limestone	3.1	57.2	Owned	-
Jack (Richmond), Virginia	Granite	.7	Over 100	66% Owned 34% Leased	(4)
Mount Misery (Hanover), Pennsylvania	Limestone	2.6	62.1	Owned	-

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

(2)	Leases expire as follows: 35% in 2025 and 65% in 2036.
(3)	Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky facility are owned.
(4)	Renewable by us through 2059.

Chemicals

         Our Chloralkali business unit operates manufacturing facilities in Wichita, Kansas, Geismar, Louisiana, and Port Edwards, Wisconsin. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured by our Chloralkali business unit. The Port Edwards plant produces chlorine, caustic soda, muriatic acid, caustic potash and potassium carbonate. The Wichita facility manufactures sodium chlorite for Vulcan Performance Chemicals.

         All of the facilities at Wichita are located on a 2,004-acre tract of land which we own. We hold mineral rights for salt under two leases that are automatically renewable from year-to-year unless terminated by us and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, we own 280 acres of salt reserves and 108 acres of water reserves. We maintain an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of the plant's process steam requirements. We have placed this cogeneration facility in reserve and are purchasing most of our requirements for electric power from a local utility at favorable rates pursuant to a long-term agreement. Through a separate agreement with this utility, we operate our cogeneration unit upon the request of the utility at various times during the summer peak electricity demand period, selling the cogenerated electricity to the utility at profitable rates.

         The facilities at Geismar are located on a 2,185-acre tract of land which we own. We hold mineral rights for salt under a lease which may be extended, at our option, through 2037. Included in the facilities at the Geismar plant are the operations associated with the joint venture with Mitsui & Co., Ltd. and an electric power cogeneration facility which we own. The cogeneration facility supplies a majority of the electricity and process steam required by the Geismar plant, but not the joint venture facility. A long-term contract with the regional utility is in place to supply the additional electrical power requirements of the joint venture plant. We plan to put the Geismar cogeneration facility in reserve during 2003, and have a contract to receive power from a regional utility.

         The plant facilities at Port Edwards are located on a 34-acre tract of land, on which we own the surface rights. Currently, we purchase our salt and electrical power requirements for the Port Edwards facility from regional supply sources.

         Manufacturing facilities for chemicals produced by Vulcan Performance Chemicals (other than sodium chlorite which is produced at Wichita) are operated by our subsidiaries. Vulcan Performance Chemicals indirectly owns two production facilities in Columbus, Georgia and additional production facilities in Smyrna, Georgia; Dalton, Georgia and Shreveport, Louisiana. Vulcan Performance Chemicals also has an office and small production facility on leased property in Vancouver, British Columbia.

         Our Chemicals manufacturing facilities are designed to permit a high degree of flexibility as to raw material feedstocks, product mix and product ratios; therefore, actual plant production capacities vary according to these factors.

Other Properties

         The headquarters for the corporate staff, the staffs for the Construction Materials and Chemicals segments and the Southern and Gulf Coast Division of the Construction Materials segment are located in an office complex in Birmingham, Alabama. The majority of this office space is leased through December 31, 2013 and consists of approximately 189,000 square feet. The annual rental for each year in the initial 5 year period, the second 5 year period and the final 5 year period of the lease will be approximately $3.0 million, $3.2 million and $3.4 million, respectively. Additional space is leased in an adjacent building for a term of five years ending 2005. The square footage of this additional space is 6,995 and the base rent starts at $136,402 and increases to $159,393 by the end of the term.

Item 3.  Legal Proceedings

         In the course of our Construction Materials and Chemicals operations, we are subject to occasional governmental proceedings and orders pertaining to occupational safety and health or to protection of the environment, such as proceedings or orders relating to noise abatement, air emissions or water discharges. As part of our continuing program of stewardship in safety, health and environmental matters, we have been able to resolve such proceedings and to comply with such orders without any materially adverse effects on our business.

         We are also a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the probable outcome of, or the amount of liability, if any, under these lawsuits; however, in our opinion, and that of our counsel, the disposition of these lawsuits will not adversely affect our consolidated financial position to a material extent. In addition to those lawsuits in which we are involved in the ordinary course of business, certain other legal proceedings are more specifically described below. It is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position to a material extent.

         We are involved in a number of cases as a result of our sale of the chemical product perchloroethylene. Among these cases is an action filed by the City of Modesto in state court in California. This claim arose from allegations of contamination of municipal water wells in the City of Modesto and alleges certain claims against us and other chemical manufacturers, distributors and dry cleaners. The trial in this case is set to begin September 29, 2003. Other cases involve claims of IBM employees who allege personal injury as a result of workplace exposure at IBM semiconductor manufacturing plants. We are named as a defendant, along with IBM and other chemical manufacturers, in approximately 16 lawsuits involving more than 230 plaintiffs in state court in New York. One of the plaintiff's claims has been settled without any participation by us. Thus far, settlement efforts on the remaining plaintiffs' claims have been unsuccessful. Additionally, we have been dismissed summarily from a number of the pending claims.

         We have been named as a defendant in multiple lawsuits filed in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our Geismar, Louisiana, chloralkali plant in 2001. To date, 87 lawsuits, involving approximately 3,015 named plaintiffs have been filed. All of the cases are in the discovery stage.

         In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation ("IDOT"), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9 mile section of Joliet Road that bisects our McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to "repair, restore, and maintain" the road, or in the alternative, judgment for the cost to "improve and maintain other roadways to accommodate" vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that will further damage the road. There are a number of possible resolutions of this litigation, including permanently rerouting the traffic or rebuilding the 0.9 mile section of Joliet Road. The traffic has been rerouted around this 0.9 mile section of Joliet Road for almost five years. Discovery is ongoing.

         We have been named as one of numerous defendants in 76 lawsuits in state court in Mississippi and Texas by over 1,814 plaintiffs alleging silicosis arising from exposure to industrial sand used for abrasive blasting which was marketed by us from 1988 to 1994. We are seeking dismissal from the cases in Mississippi due to the negligible amount of product sold in that state. The cases are in the early stages of discovery.

         In November 2002, we received a Directive and Notice to Insurers No. 2002-9 and Directive and Notice to Insurers No. 2002-10 (collectively, the "Directives") from the New Jersey Department of Environmental Protection ("NJDEP"). The NJDEP asserts in its Directives that the respondents named therein, including us, are strictly and jointly and severally liable under state law (specifically, the New Jersey Spill Compensation and Control Act, N.J.S.A 58:10-23.11) with respect to certain environmental conditions that allegedly affect two former asphalt plant sites. These two sites are referred to in the Directives as, respectively, the Roseland site, located in Essex County, New Jersey, and the Rockaway site, located in Morris County, New Jersey, (collectively, the "Sites"). The Directives purport to order us and the other respondents to pay the total amount of $452,000 within 30 days to reimburse costs that the NJDEP expects to incur in the future in connection with its cleanup of the Sites. Tarmac Minerals, Inc., whose stock we acquired in 2000, owned and operated these sites during the mid-1990's before selling them to the current owner. We never operated the sites.

         Note 11, Other Commitments and Contingent Liabilities on page 46 of our 2002 Annual Report to Shareholders is hereby incorporated by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         Certain of the matters and statements made herein or incorporated by reference into this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as "anticipates," "may," "believes," estimates," "projects," "expects," "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, we may from time to time make other oral or written forward-looking statements. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of each of the industries in which we operate, pricing of our products, weather and other natural phenomena, energy costs, the cost of hydrocarbon-based raw materials, the timing and amount of federal, state and local funding for infrastructure and the risks set forth in Item 3 "Legal Proceedings," Note 11 "Other Commitments and Contingent Liabilities," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A "Quantitative and Qualitative Disclosures About Market Risk," and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore the statements may turn out to be wrong. Consequently, we cannot guarantee the accuracy of the forward-looking statements. Actual future results may vary materially from currently anticipated results.

         All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any of our future disclosures in filings made with the Securities and Exchange Commission or in any of our press releases.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2002.

Executive Officers of Registrant

         The names, positions and ages, as of March 1, 2003, of our executive officers are as follows:

Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	54
Guy M. Badgett, III	Senior Vice President-Construction Materials, East	54
William F. Denson, III	Senior Vice President, General Counsel and Secretary	59
Mark E. Tomkins	Senior Vice President, Chief Financial Officer and Treasurer	47
Robert A. Wason IV	Senior Vice President, Corporate Development	51
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	45
Brad C. Rosenwald	President, Chloralkali Business Unit	50
Thomas R. Ransdell	President, Southwest Division	60
James W. Smack	President, Western Division	59

         The principal occupations of the executive officers during the past five years are set forth below:

         Donald M. James, was elected Chairman of the Board of Directors in May 1997. He became President and Chief Executive Officer in February 1997. Prior to that he served as President and Chief Operating Officer.

         Guy M. Badgett, III, was elected Senior Vice President, Construction Materials, East in February 1999. He was elected Chairman, Southern Division in May 1997. Prior to that he served as President, Southeast Division.

         William F. Denson, III, was elected Senior Vice President and General Counsel in May 1999. Prior to that date he served as Senior Vice President-Law. He has also served as Secretary since April 1981.

         Mark E. Tomkins was elected Senior Vice President and Chief Financial Officer in January 2001. He was also appointed Treasurer in May 2001. From August 1998 to January 2001 he served as Senior Vice President and Chief Financial Officer of Great Lakes Chemical Company where he was primarily responsible for finance, investor relations, strategic planning and information technology. From January 1997 to August 1998 he served as Vice President, Finance and Business Development Polymers Division of Great Lakes where he was responsible for finance, strategic planning and business development.

         Robert A. Wason IV was elected Senior Vice President, Corporate Development in December 1998. From 1996 until 1998 he served as President, Performance Systems Business Unit.

         Ejaz A. Khan was elected Vice President and Controller in February 1999. Prior to that he served as Controller. He was appointed as Chief Information Officer as well in February 2000.

         Brad C. Rosenwald was appointed President of the Chloralkali Business Unit in January 2002. Prior to that he served as Vice President, Manufacturing of the Chloralkali Business Unit.

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

         James W. Smack was appointed President of Western Division effective in January 1999. Prior to that time he served as President, Mideast Division.
PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

         Our Common Stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 28, 2003, the number of shareholders of record was 3,930. The closing price of the Common Stock on the New York Stock Exchange on February 28, 2003, was $31.70. The prices in the following table represent the high and low sales prices for our Common Stock as reported on the New York Stock Exchange.

	Common Stock Prices		Dividends Declared
2002 First Quarter Second Quarter Third Quarter Fourth Quarter	High $48.92 49.95 44.35 38.24	Low $44.95 42.46 34.15 32.35	$.235 ..235 ..235 ..235
2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 48.19 55.30 55.22 48.95	$ 40.75 43.60 37.50 40.46	$.225 ..225 ..225 ..225

         We paid dividends quarterly in 2002 in the total amount of $95,384,000, as compared with a total amount paid of $91,080,000 in 2001. On February 14, 2003, our Board of Directors authorized a quarterly dividend of $.245 per share of Common Stock payable March 10, 2003, to holders of record on February 28, 2003. This quarterly dividend represents a 4% increase over quarterly dividends paid in 2002.

         Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent on average with the payout record of past years, and consistent with the goal of maintaining debt ratios within prudent and generally acceptable limits. The future payment of dividends, however, will be within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant.

         We had no unregistered sales of securities in the fourth quarter of 2002.

Item 6.  Selected Financial Data

         The selected statement of earnings, per share data and balance sheet data for each of the 5 years ended December 31, 2002, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements on pages 31 through 34 and 35 through 49 respectively, of our 2002 Annual Report to Shareholders, which are incorporated herein by reference.
Year Ended December 31,
	2002	2001	2000	1999	1998
(Amounts in millions, except per share data)
Net sales Total revenues Net earnings	$ 2,545.1 $ 2,796.6 $ 169.9	$ 2,755.3 $ 3,020.0 $ 222.7	$ 2,491.7 $ 2,744.6 $ 219.9	$ 2,355.8 $ 2,607.8 $ 239.7	$ 1,776.4 $ 1,969.8 $ 255.9
Net earnings per: Basic shares outstanding Diluted shares outstanding	$1.67 $1.66	$2.20 $2.17	$2.18 $2.16	$2.38 $2.35	$2.54 $2.50
Total assets Long-term obligations Cash dividends declared per share	$ 3,448.2 $ 857.8 $0.94	$ 3,413.3 $ 906.3 $0.90	$ 3,250.4 $ 685.4 $0.84	$ 2,839.5 $ 698.9 $0.78	$ 1,658.6 $ 76.5 $0.69

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 29 and "Financial Terminology" on page 50 of our 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 26 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The following information relative to this item is included in our 2002 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements	31-34
Notes to Consolidated Financial Statements	35-49
Management's Responsibility for Financial Reporting and Internal Control	30
Independent Auditors' Report	30
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2002 and 2001 (Unaudited)	59

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         On or before April 10, 2003, we will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our "2003 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors," "Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the 2003 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation

         The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 2002," "Report of the Compensation Committee," "Aggregated Option Exercises in 2002 and 2002 Option Values," "Reapproval of 1996 Long-Term Incentive Plan," "Shareholder Return Performance Presentation," "Retirement Income Plan," and "Change of Control Employment Agreements" included in our 2003 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information under the headings "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" and the "Equity Compensation Plans" included in our 2003 Proxy Statement are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         None.

Item 14.  Controls and Procedures

         We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this report, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) Financial Statements

         The following financial statements are included in our 2002 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	31
Consolidated Balance Sheets	32
Consolidated Statements of Cash Flows	33
Consolidated Statements of Shareholders' Equity	34
Notes to Consolidated Financial Statements	35-49
Management's Responsibility for Financial Reporting and Internal Control	30
Independent Auditors' Report	30
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for each of the 2 Years Ended December 31, 2002 and 2001 (Unaudited)	59

         (a) (2) Financial Statement Schedules

         The following financial statement schedule for the years ended December 31, 2002, 2001 and 2000 is included in Part IV of this report on the indicated page:

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

         (a) (3) Exhibits

         The exhibits required by Item 601 of Regulation S-K, other than Exhibit (12) which is on page 18 of this report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission and the New York Stock Exchange. See the Index to Exhibits which are on pages 23 and 24 of this report. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

         Information, financial statements and exhibits required by Form 11-K with respect to our Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 2002, will be filed as one or more amendments to this Form 10-K on or before June 28, 2003, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

INDEPENDENT AUDITORS' REPORT

Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 2002, 2001, and 2000 and for the years then ended, and have issued our report thereon dated January 31, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the Company's change in its method of accounting for goodwill); such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Vulcan Materials Company and its subsidiary companies, listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Birmingham, Alabama
January 31, 2003

Schedule II

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2002, 2001 and 2000
Amounts in Thousands
Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (4)	Deductions		Balance at End Of Period
2002
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables Self-Insurance Reserves All Other (3)	$ 13,406 26,091 6,903 19,037 8,423	$ 345 7,148 4,636 24,760 4,058		$ 2,909 7,239 2,608 21,414 5,243	(1) (2)	$ 10,842 26,000 8,931 22,383 7,238
2001
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables Self-Insurance Reserves All Other (3)	$ 13,777 23,963 8,982 19,113 8,848	$ 1,707 8,738 8,184 18,695 4,241		$ 2,078 6,610 10,263 18,771 4,666	(1) (2)	$ 13,406 26,091 6,903 19,037 8,423
2000
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables Self-Insurance Reserves All Other (3)	$ 8,800 23,559 9,722 18,143 8,985	$ 974 3,503 1,902 19,749 5,586	$ 5,200	$ 1,197 3,099 2,642 18,779 5,723	(1) (2)	$ 13,777 23,963 8,982 19,113 8,848

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

Exhibit 12

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
For the Years Ended December 31
Amounts in Thousands
	2002	2001	2000	1999	1998
Fixed charges: Interest expenses before capitalization credits Amortization of financing costs One-third of rental expense Total fixed charges	$ 57,846 298 23,455 $ 81,599	$ 64,026 494 24,340 $ 88,860	$ 54,236 348 21,668 $ 76,252	$ 53,022 267 20,798 $ 74,087	$ 7,224 93 13,668 $ 20,985
Net earnings Provisions for income taxes Fixed charges Capitalized interest credits Amortization of capitalized interest Earnings before income taxes as adjusted	$ 169,876 67,247 81,599 (2,896) 767 $ 316,593	$ 222,680 101,373 88,860 (2,746) 754 $ 410,921	$ 219,893 92,345 76,252 (6,150) 686 $ 383,026	$ 239,693 111,868 74,087 (4,445) 693 $ 421,896	$ 255,908 118,936 20,985 (442) 715 $ 396,102
Ratio of earnings to fixed charges	3.9	4.6	5.0	5.7	18.9

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.
VULCAN MATERIALS COMPANY
By /s/Donald M. James Donald M. James Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/Donald M. James Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/Mark E. Tomkins Mark E. Tomkins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2003
/s/Ejaz A. Khan Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	March 28, 2003
The following directors: Philip J. Carroll, Jr. Livio D. DeSimone Phillip W. Farmer H. Allen Franklin Ann McLaughlin Korologos Douglas J. McGregor James V. Napier Donald B. Rice Orin R. Smith	Director Director Director Director Director Director Director Director Director
By /s/William F. Denson, III William F. Denson, III Attorney-in-Fact		March 28, 2003

CERTIFICATIONS

I, Donald M. James, certify that:

1.       I have reviewed this annual report on Form 10-K of Vulcan Materials Company;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Vulcan Materials Company as of, and for, the periods presented in this annual report;

4.       Vulcan Materials Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Vulcan Materials Company and we have:

       a)       designed such disclosure controls and procedures to ensure that material information relating to Vulcan Materials Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b)      evaluated the effectiveness of Vulcan Materials Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       Vulcan Materials Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Vulcan Materials Company's auditors and the audit committee of Vulcan Materials Company's Board of Directors:

       a)     all significant deficiencies in the design or operation of internal controls which could adversely affect Vulcan Materials Company's ability to record, process, summarize and report financial data and have identified for Vulcan Materials Company's auditors any material weaknesses in internal controls; and

       b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Vulcan Materials Company's internal controls; and

6.        Vulcan Materials Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ Donald M. James Donald M. James Chairman and Chief Executive Officer

I, Mark E. Tomkins, certify that:

1.        I have reviewed this annual report on Form 10-K of Vulcan Materials Company;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Vulcan Materials Company as of, and for, the periods presented in this annual report;

4.        Vulcan Materials Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Vulcan Materials Company and we have:

       a)        designed such disclosure controls and procedures to ensure that material information relating to Vulcan Materials Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b)       evaluated the effectiveness of Vulcan Materials Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        Vulcan Materials Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Vulcan Materials Company's auditors and the audit committee of Vulcan Materials Company's Board of Directors:

       a)       all significant deficiencies in the design or operation of internal controls which could adversely affect Vulcan Materials Company's ability to record, process, summarize and report financial data and have identified for Vulcan Materials Company's auditors any material weaknesses in internal controls; and

       b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the Vulcan Materials Company's internal controls; and

6.        Vulcan Materials Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ Mark E. Tomkins Mark E. Tomkins Senior Vice President, Chief Financial Officer and Treasurer

EXHIBITS

TO

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OF

VULCAN MATERIALS COMPANY

FILED MARCH 28, 2003

Commission file number 1-4033

EXHIBIT INDEX Form 10-K Fiscal Year Ended December 31, 2002
Exhibit (3)(a)

Certificate of Incorporation (Restated 1988) as amended in 1989 and 1999 filed as Exhibit 3(a) to the Company's 1989 Form 10-K Annual Report and Exhibit 3(i) to the Company's 1999 Form 10-K Annual Report (File No. 1-4033).[1]

Exhibit (3)(b)	By-laws, as restated February 2, 1990, and as last amended February 14, 2003.
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

Exhibit (10)(a)	The Management Incentive Plan of the Company, as amended.[2]
Exhibit (10)(b)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to the Company's 1989 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(c)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to the Company's 2001 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(d)	The Deferred Compensation Plan for Directors Who Are Not Employees of the Company filed as Exhibit 10(d) to the Company's 2001 Form 10-K Annual Report (File No. 1-4033). [1,2]
Exhibit (10)(e)	The 1996 Long-Term Incentive Plan of the Company filed as Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(f)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to the Company's 2001 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(g)	The Restricted Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(g) to the Company's 2001 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(h)	Executive Deferred Compensation Plan, as amended.[2]
Exhibit (10)(i)	Change of Control Employment Agreement Form.[2]
Exhibit (10)(j)	Change of Control Employment Agreement Form.[2]
Exhibit (10)(k)	Executive Incentive Plan of the Company filed as Exhibit (10)(n) to the Company's 2000 Form 10-K Annual Report (File No. 1-4033). [1,2]
Exhibit (10)(l)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-4033). [1,2]
Exhibit (10)(m)	Rights Agent Agreement dated October 19, 1998 between Vulcan Materials Company and The Bank of New York, as amended.
Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2002 (set forth on page 18 of this report).
Exhibit (13)	The Company's 2002 Annual Report to Shareholders.
Exhibit (21)	List of the Company's subsidiaries as of December 31, 2002.
Exhibit (23)	Consent of Deloitte & Touche LLP.
Exhibit (24)	Powers of Attorney.
Exhibit (99)(a)	Certification of Chief Executive Officer.
Exhibit (99)(b)	Certification of Chief Financial Officer.

         Information, financial statements and exhibits required by Form 11-K with respect to our Thrift Plan for Salaried Employees, Construction Materials Divisions Hourly Employees Savings Plan and Chemicals Division Hourly Employees Savings Plan, for the fiscal year ended December 31, 2002, will be filed as one or more amendments to this Form 10-K on or before June 28, 2003, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

1Incorporated by reference.
2Management Contract or Compensatory Plan.