Form 10-Q
period 2003-03-31
VULCAN MATERIALS CO
filed 2003-04-30
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
VULCAN MATERIALS COMPANY (Exact name of registrant as specified in its charter)
New Jersey (State or other jurisdiction of incorporation)	1-4033 (Commission file number)	63-0366371 (I.R.S. Employer Identification No.)
1200 Urban Center Drive Birmingham, Alabama 35242 (Address of principal executive offices) (zip code)
(205) 298-3000 Registrant's telephone number including area code

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2003 101,544,362

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2003 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
	Item 4.	Controls and Procedures	19
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	20
	Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES			22
CERTIFICATIONS			23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	March 31 2003	December 31 2002	March 31 2002

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
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Shareholders' equity
      Total

Current ratio

$      166,301

354,814
        (9,419)
345,395

197,661
11,543
648
        40,319
250,171
37,505
        13,477
812,849
19,593

4,195,240
  (2,192,508)
2,002,732
575,838
         85,785
 $ 3,496,797

$       41,382
35,272
138,746
      102,816
318,216
857,120
342,411
229,963
92,514
    1,656,573
 $ 3,496,797

2.6

$      170,728

341,057
        (8,931)
332,126

189,378
10,191
486
        39,531
239,586
37,698
          9,550
789,688
15,964

4,098,543
  (2,122,490)
1,976,053
575,791
         90,725
 $ 3,448,221

$       41,641
37,298
122,053
       96,717
297,709
857,757
345,181
157,930
92,658
    1,696,986
 $ 3,448,221

2.7

$       81,015

327,974
        (8,356)
319,618

191,087
12,479
824
        38,941
243,331
48,511
        11,435
703,910
14,726

4,005,583
  (1,998,309)
2,007,274
558,024
         87,558
 $ 3,371,492

$        8,390
42,752
157,788
      111,645
320,575
898,649
320,793
154,055
96,554
   1,580,866
 $ 3,371,492

2.2

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts in thousands, except per share data)
Consolidated Statements of Earnings	Three Months Ended March 31
(Condensed and unaudited)	2003	2002

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating costs
Minority interest in (earnings) losses
    of a consolidated subsidiary
Other income, net
Earnings before interest and income taxes
Interest income
Interest expense
Earnings before income taxes
Provision for income taxes

Earnings before cumulative effect
  of accounting changes
Cumulative effect of accounting changes,
  net of income taxes

	$ 550,383 49,987 600,370 475,710 49,987 525,697 74,673 59,487 5,778 144 4,764 14,316 1,000 13,506 1,810 549 1,261 (18,811)	$ 534,502 52,579 587,081 444,201 52,579 496,780 90,301 59,603 1,121 (1,411) 588 28,754 980 13,104 16,630 5,006 11,624 (20,537)
Net loss	$ (17,550)	$ (8,913)

Basic net earnings (loss) per share:
  Earnings before cumulative effect
    of accounting changes
  Cumulative effect of accounting changes
  Net loss per share
Diluted net earnings (loss) per share:
  Earnings before cumulative effect
    of accounting changes
  Cumulative effect of accounting changes
  Net loss per share

	$ 0.01 (0.18) $ (0.17) $ 0.01 (0.18) $ (0.17)	$ 0.11 (0.20) $ (0.09) $ 0.11 (0.20) $ (0.09)
Weighted-average common shares outstanding: Basic Assuming dilution Pro forma assuming SFAS 143 applied retroactively: Net loss Net loss per share (basic and diluted)	101,779 102,371	101,614 102,639 $ (9,416) $ (0.09)
Cash dividends per share of common stock	$ 0.245	$ 0.235
Depreciation, depletion, accretion and amortization deducted above	$ 67,718	$ 63,104
Effective tax rate	30.3%	30.1%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Amounts in Thousands) Three Months Ended March 31
(Condensed and unaudited)	2003	2002

Operating Activities
Net loss
Adjustments to reconcile net loss to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Cumulative effect of accounting changes
     Decrease (increase) in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ (17,550) 67,718 18,811 (34,070) 36,293 1,961 73,163	$ (8,913) 63,104 20,537 9,133 2,812 5,956 92,629

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
        Net cash used for investing activities

	(51,767) -- 4,771 (46,996)	(70,893) (1,207) 1,385 (70,715)
Financing Activities Net payments - commercial paper and bank lines of credit Payment of short-term debt Payment of long-term debt Dividends paid Other, net Net cash used for financing activities	(2,025) (736) -- (24,878) (2,955) (30,594)	(1,127) (9,338) (7,000) (23,829) (407) (41,701)
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(4,427) 170,728 $ 166,301	(19,787) 100,802 $ 81,015

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

Our accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in our latest annual report on Form 10-K.

Certain items previously reported in specific financial statement captions have been reclassified to conform with this presentation.

2.   Stock-based Compensation

The pro forma effect on our net loss and loss per share if we had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" (FAS 123), to stock-based employee compensation for the three months ended March 31 is illustrated below (amounts in thousands, except per share data):

Three Months Ended March 31
	2003	2002

Net loss, as reported
Add: Total stock-based employee
  compensation expense included in
  reported net loss under intrinsic
  value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects

	$ (17,550) 284 (1,459)	$ (8,913) 151 (1,367)
Pro forma net loss	$ (18,725)	$ (10,129)
Loss per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$(0.17) $(0.18) $(0.17) $(0.18)	$(0.09) $(0.10) $(0.09) $(0.10)

3.   Earnings (Loss) Per Share (EPS)

We report two separate earnings (loss) per share numbers, basic and diluted. Both are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended March 31
	2003	2002
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	101,779 416 176 102,371	101,614 929 96 102,639

All dilutive common stock equivalents are reflected in our earnings per share calculation; we had 5,031,980 and 3,500 antidilutive common stock equivalents as of March 31, 2003 and 2002, respectively.

4.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is our practice for each interim reporting period to make an estimate of the effective tax rate expected for the full fiscal year. The rate so determined is used in providing our income taxes on a current year-to-date basis.

5.   Derivative Instruments

Natural gas used by us in our Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We use over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We have designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the fair value of the open contracts, which extend through December 2004, has been reflected as a component of accumulated other comprehensive income of $4,156,000, less income tax expense of $1,562,000 in our consolidated financial statements as of March 31, 2003. If market prices for natural gas remained at the March 31, 2003 level, net earnings of $3,111,000 would be classified into pretax earnings within the next 12 months. Comparatively, our consolidated financial statements as of March 31, 2002 reflected the fair value of the open contracts, as a component of accumulated other comprehensive loss of $2,382,000, less an income tax benefit of $935,000.

During the quarter ended September 30, 2002 we elected to terminate early certain of our natural gas swaps. The fair value of such swaps, which totaled $471,000 favorable as of the termination date, will continue to be reported within accumulated other comprehensive income and will be reclassified into earnings as the forecasted transaction impacts earnings. There was no impact to earnings due to hedge ineffectiveness during the quarters ended March 31, 2003 and 2002.

6.   Comprehensive Income

Comprehensive income represents charges and credits to equity from nonowner sources. Comprehensive income is composed of two subsets: net earnings (loss) and other comprehensive income (loss). Our other comprehensive income (loss) includes cumulative fair value adjustments to cash flow hedges pertaining to our commodity swap and option contracts to purchase natural gas. Total comprehensive loss for the three months ended March 31, 2003 was $17,394,000 and total comprehensive loss for the three months ended March 31, 2002 was $2,277,000.

7.   Accounting Changes

On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

FAS 143 requires us to recognize a liability for an asset retirement obligation in the period in which it is incurred, at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we will then recognize a gain or loss on settlement.

Prior to the adoption of FAS 143, we accrued the estimated cost of land reclamation over the life of the reserves based on tons sold in relation to total estimated tons. With the adoption of FAS 143, we recorded all asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. Essentially all of these asset retirement obligations related to our underlying land parcels, including both owned properties and mineral leases. This accounting change resulted in an increase in long-term assets of $44,341,000; an increase in long-term liabilities of $63,152,000; and a cumulative effect of adoption that reduced shareholders' equity and 2003 net earnings by $18,811,000. Additionally, FAS 143 results in ongoing costs related to the depreciation of the assets and accretion of the liability. For the first three months of 2003, we recognized FAS 143 related operating costs totaling $2,380,000.

Our asset retirement obligations are reported in our accompanying Consolidated Balance Sheets within the total for other noncurrent liabilities. A reconciliation of the carrying amount of our asset retirement obligations for the three months ended March 31, 2003 is as follows (amounts in thousands):

BALANCE AS OF DECEMBER 31, 2002	$ --
Cumulative effect adjustment Liabilities incurred Liabilities (settled) Accretion expense Revisions up/(down)	99,259 -- (1,412) 1,257 --
BALANCE AS OF MARCH 31, 2003	$ 99,104

The asset retirement obligation of $99,104,000 was offset by amounts previously accrued under generally accepted accounting principles in effect prior to the issuance of FAS 143.

On a pro forma basis as required by FAS 143, if we had applied the provisions of FAS 143 as of January 1, 2002 the amount of asset retirement obligations would have been $94,469,000.

In 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142) and the $20.5 million cumulative loss resulted from the impairment of Performance Chemicals' goodwill.

8.   Guarantees

We have guarantee contracts in the form of irrevocable standby letters of credit. Our commercial banks issue these standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with the terms. Because banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until the standby letters of credit expire or are cancelled.

Our standby letters of credit as of March 31, 2003 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 17,489 5,179 3,856	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,524

9.   New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred for exit or disposal activities initiated after December 31, 2002. Under EITF 94-3, a liability was recognized at the date an entity committed to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of FAS 146 will affect the timing of our recognition of future exit or disposal cost. However, we do not expect the impact to be material.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the guarantor's noncontingent obligations associated with such guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002 whereas the initial recognition and measurement provisions are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. See Note 8 for our interim disclosure.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the related pro forma disclosures when the intrinsic value method per Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), continues to be used. We adopted the annual disclosure provisions of FAS 148 for the fiscal year ended December 31, 2002. As we continue to use the intrinsic value method of accounting for stock-based employee compensation, we have provided the required interim disclosure in Note 2.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.

10.  Segment Data

We have two reportable segments, Construction Materials and Chemicals, which are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in the notes to our consolidated financial statements on Form 10-K. Our determination of segment earnings (a) reflects allocations of general corporate expenses to the segments; (b) does not reflect interest income or expense; and (c) is before income taxes. Allocations are based on average capital employed and net sales.

Because the majority of our activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

Three Months Ended March 31
	2003	2002
NET SALES Construction Materials Chemicals Total	$ 392.0 158.4 $ 550.4	$ 400.6 133.9 $ 534.5
TOTAL REVENUES Construction Materials Chemicals Total	$ 428.4 172.0 $ 600.4	$ 439.3 147.8 $ 587.1
EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 19.1 (4.8) $ 14.3	$ 43.6 (14.8) $ 28.8

	March 31 2003	Dec. 31 2002	March 31 2002
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,652.5 609.2 3,261.7 68.8 166.3 $ 3,496.8	$ 2,635.9 579.8 3,215.7 61.8 170.7 $ 3,448.2	$ 2,625.1 594.0 3,219.1 71.4 81.0 $ 3,371.5

11.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (amounts in thousands):

	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (refunded) during the period for: Interest, net of amount capitalized Income taxes	$ 7,338 (4,536)	$ 7,233 4,947

12.  Other Commitments and Contingent Liabilities

We are a defendant in various lawsuits incident to the ordinary course of business including those legal proceedings detailed in Item 1 of Part II of this quarterly report on Form 10-Q. It is not possible to determine with precision the probable outcome of or the amount of liability, if any, under these lawsuits. However, in our opinion and that of our counsel, the disposition of these lawsuits will not adversely affect our consolidated financial position to a material extent.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL COMMENTS

Seasonality of our Business

Results of any individual quarter are not necessarily indicative of results to be expected for the year due principally to the effect that weather can have on the sales and production volume of our Construction Materials segment. Normally, the highest sales and earnings of our Construction Materials segment are attained in the third quarter and the lowest are realized in the first quarter when sales and earnings are substantially below the levels realized in all subsequent quarters of the year.

Segment Earnings

Segment earnings are earnings before net interest and income taxes and after allocation of corporate expenses and income. Allocations are based on average capital employed and net sales.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the depressed demand for our chemical products; the highly competitive nature of the industries in which we operate; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; and other risks and uncertainties detailed from time to time in our periodic reports.

RESULTS OF OPERATIONS

The comparative analysis in this Management's Discussion and Analysis of Financial Condition and Results of Operations is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews our results of operations.

First Quarter 2003 as Compared with First Quarter 2002

Net sales were $550.4 million, a 3% increase from the $534.5 million in the first quarter of 2002. While Chemicals' sales were up from the prior year, sales for our Construction Materials segment were down slightly. Net earnings were in a loss position for both first quarters 2003 and 2002 with unfavorable cumulative effect of accounting changes resulting in both periods' losses. The 2003 first quarter net loss was $17.5 million or $0.17 per share while the 2002 first quarter net loss was $8.9 million or $0.09 per share. Earnings before cumulative effect of accounting changes were $1.3 million or $0.01 per share for first quarter 2003 and $11.6 million or $0.11 per share for the same period 2002. This $0.10 decrease in earnings per share resulted from lower earnings in our Construction Materials segment.

Construction Materials' net sales of $392.0 million were 2% lower than last years' record first quarter sales as aggregates pricing was up 2% and volumes were down 3%. Aggregates shipments in March increased significantly over last year but were not enough to offset the impact of severe weather in February. Lower asphalt volumes in the California operations were due in part to last year's unseasonably dry weather, particularly in Los Angeles, and a reduction in highway project activity in the current year. The Chemicals segment reported first quarter net sales of $158.4 million, an 18% increase over the prior year. Pricing and volume for chlorine were up significantly over the first quarter of last year. Pricing for both chlorine and caustic soda continued to improve, resulting in favorable comparisons to the fourth quarter of last year. Volumes for certain other inorganic products increased modestly from first quarter 2002.

Earnings before interest and income taxes were $14.3 million as compared to $28.8 million in the first quarter of 2002. This $14.5 million shortfall resulted from a $24.5 million shortfall in Construction Materials as the Chemicals segment improved $10.0 million. Reduced production volumes in many of our plants in the Construction Materials segment resulted in higher unit production costs when compared to the first quarter of the prior year. Additionally, segment results were negatively impacted by higher medical and pension costs, higher unit costs for diesel and liquid asphalt, and an asset impairment charge referable to the closure of a lime plant near Chicago, Illinois. In the Chemicals segment, at a loss of $4.8 million, its $10.0 million improvement resulted both from the above-mentioned improved sales activity and a gain from the March 2003 sale of our Performance Chemicals' municipal wastewater business. The segment's chloralkali plants achieved higher operating rates versus the prior year. Natural gas prices were higher than last year's first quarter but the impact was mitigated by our hedging program.

Selling, administrative and general expenses of $59.5 million decreased 2% from the first quarter 2002 level. Other operating costs of $5.8 million were up $4.7 million due mostly to the above-mentioned asset impairment charge referable to the lime plant closure. The $1.6 million increase in minority interest income resulted from our partner's share in our Chloralkali joint venture's reduced earnings. Other income, net of other charges, of $4.8 million increased $4.2 million from the prior year due mainly to the gain from the sale of our Performance Chemicals' municipal wastewater business.

Interest expense of $13.5 million increased $0.4 million from first quarter of 2002 due to a $0.6 million reduction in the capitalized interest cost credit resulting from the decreased level of capital spending requiring the capitalization of interest.

The cumulative effect of accounting changes resulted from the adoption of new accounting standards. In 2003 we adopted FAS 143 as described in Note 7 to the Financial Statements and recognized a cumulative, one-time, non-cash loss of $18.8 million or $0.18 per share. In 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142) and the $20.5 million cumulative loss resulted from the impairment of Performance Chemicals' goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $494.6 million at March 31, 2003. This represented a $2.7 million increase from our December 31, 2002 level and a $111.3 million increase from our March 31, 2002 level. The increase from the March 2002 level resulted primarily from a $85.3 million increase in cash and a $25.8 million increase in receivables. The increase in receivables was due to the increased amount of sales revenue in the month of March 2003 when compared to March 2002 as days sales outstanding remained constant.

The current ratio was 2.6 as of March 31, 2003. This compares to the 2.7 ratio at year-end 2002 and the 2.2 ratio at March 31, 2002. The increase in the current ratio from March 31, 2002 resulted primarily from the before mentioned $85.3 million increase in cash.

Cash Flows

Net cash provided by operating activities totaled $73.2 million in the first three months of 2003, down from the $92.6 million generated in the same period last year. This $19.4 million decrease in cash provided by operating activities reflected both lower earnings and an increase in working capital requirements, primarily receivables. Net cash used for investing activities of $47.0 million decreased $23.7 million from the first three months of 2002 due to decreased capital spending. Net cash used for financing activities decreased $11.1 million to total $30.6 million for the three months ended March 2003. This decrease resulted primarily from a reduction in debt payments in the current period.

Short-term Borrowings

Short-term borrowings consisted of the following (amounts in thousands):

	March 31 2003	Dec. 31 2002	March 31 2002
Bank borrowings Other notes payable Total notes payable	$ 35,272 -- $ 35,272	$ 37,255 43 $ 37,298	$ 42,752 -- $ 42,752

Long-term Obligations

Long term obligations measures are summarized below (amounts in thousands, except percentages):

	March 31 2003	Dec. 31 2002	March 31 2002
Long-term obligations: Long-term debt Total long-term obligations	$ 857,120 $ 857,120	$ 857,757 $ 857,757	$ 898,649 $ 898,649
Long-term capital: Long-term debt Deferred income taxes Other noncurrent liabilities Shareholders' equity Total long-term capital	$ 857,120 342,411 229,963 1,656,573 $ 3,086,067	$ 857,757 345,181 157,930 1,696,986 $ 3,057,854	$ 898,649 320,793 154,055 1,580,866 $ 2,954,363
Long-term obligations as a percent of: Long-term capital Shareholders' equity	27.8% 51.7%	28.1% 50.5%	30.4% 56.8%

Guarantees

We have guarantee contracts in the form of irrevocable standby letters of credit. Our commercial banks issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with the terms. Because banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until the standby letters of credit expire or are cancelled.

Our standby letters of credit as of March 31, 2003 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 17,489 5,179 3,856	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,524

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest annual report on Form 10-K. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expense, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The result of these estimates form our basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent annual report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

As a result of our January 1, 2003 adoption of FAS 143, we have made changes to our accounting policy for reclamation costs. We consider this revised policy as a critical accounting policy due to the significant level of estimates, assumptions and judgments and its potential significant impact on our consolidated financial statements.

Reclamation Costs

Reclamation costs resulting from the normal use of long-lived assets are recorded as incurred only if there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from the normal use of a mineral lease are recorded as incurred only if there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

In determining the fair value of the obligation, we estimate the cost for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is then recorded at fair value using present value techniques and a discount rate commensurate with the estimated years to settlement.

In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, we use a weighted-average settlement date considering the probabilities of each alternative.

Reclamation obligations are reviewed as least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would either result in a revision to the cost or a change in the estimated settlement date. Examples of a triggering change in the cost would include a new reclamation law or a mineral lease amendment. Examples of a triggering change in the estimated settlement date would include the acquisition of additional reserves or the closure of a facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that we enter into in the normal course of business. In order to manage or reduce this market risk, we utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas. The fair values of these contracts were as follows: March 31, 2003 - $4.2 million favorable; December 31, 2002 - $3.9 million favorable; and March 31, 2002 - $2.4 million unfavorable. As a result of a hypothetical 10% reduction in the price of natural gas, we would experience a potential decline in the fair value of our underlying commodity swap and option contracts based on the fair value at March 31, 2003 of approximately $2.3 million.

We are exposed to interest rate risk due to our various long-term debt instruments. Because substantially all of our debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At March 31, 2003, the estimated fair market value of our debt instruments was $985.9 million as compared to our book value of $898.5 million. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $31.4 million.

Item 4. Controls and Procedures

We maintain a system of controls and procedures to provide reasonable assurance as to the reliability of our financial statements and other disclosures included in this report, as well as to safeguard our assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we have been named as one of numerous defendants in state court in Mississippi and Texas alleging silicosis arising from exposure to industrial sand used for abrasive blasting which we marketed from 1988 to 1994. To date, 116 lawsuits, involving 11,679 plaintiffs have now been filed. We are seeking dismissal from the cases in Mississippi due to the negligible amount of product sold in that state. The cases are in the early stages of discovery. It is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position to a material extent.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99(a) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99(b) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date       April 30, 2003

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

Date       April 30, 2003

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

Date       April 30, 2003

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer