Form 10-Q
period 2003-06-30
VULCAN MATERIALS CO
filed 2003-07-30
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2003
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

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2003 101,608,531

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2003 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4.	Controls and Procedures	22
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	23
	Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES			25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	June 30 2003	December 31 2002	June 30 2002

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
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Shareholders' equity
      Total

Current ratio

$      183,631

436,043
        (9,104)
426,939

183,331
11,310
532
        36,017
231,190
36,069
        15,253
893,082
21,257

4,175,632
  (2,203,506)
1,972,126
578,473
         85,148
 $ 3,550,086

$      284,082
33,148
148,415
      103,841
569,486
613,980
353,376
234,008
89,662
    1,689,574
 $ 3,550,086

1.6

$      170,728

341,057
        (8,931)
332,126

189,378
10,191
486
        39,531
239,586
37,698
          9,550
789,688
15,964

4,098,543
  (2,122,490)
1,976,053
575,791
         90,725
 $ 3,448,221

$       41,641
37,298
122,053
       96,717
297,709
857,757
345,181
157,930
92,658
    1,696,986
 $ 3,448,221

2.7

$       56,652

407,952
        (8,970)
398,982

193,049
11,852
583
        37,867
243,351
47,040
        11,238
757,263
16,193

4,056,258
  (2,044,155)
2,012,103
561,700
         90,036
 $ 3,437,295

$        8,390
38,659
167,289
      119,652
333,990
898,293
331,065
154,289
93,534
    1,626,124
 $ 3,437,295

2.3

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts in thousands, except per share data)

Consolidated Statements of Earnings	Three Months Ended June 30		Six Months Ended June 30
(Condensed and unaudited)	2003	2002	2003	2002

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating costs
Minority interest in losses of a consolidated subsidiary
Other income, net
Earnings from continuing operations before interest
    and income taxes
Interest income
Interest expense
Earnings from continuing operations before income taxes
Provision for income taxes

Earnings from continuing operations before cumulative
    effect of accounting changes
Discontinued operations
  Loss from discontinued operations
  Loss on disposal of discontinued operations
  Income tax benefit
Loss on discontinued operations, net of income taxes
Cumulative effect of accounting changes,
  net of income taxes

	$ 694,787 72,028 766,815 536,720 72,028 608,748 158,067 53,965 2,920 2,852 3,413 107,447 924 13,643 94,728 28,410 66,318 (4,419) (12,638) 6,763 (10,294) --	$ 644,831 64,055 708,886 490,792 64,055 554,847 154,039 49,481 1,588 3,020 2,621 108,611 763 13,624 95,750 28,334 67,416 (3,170) -- 1,123 (2,047) --	$1,213,675 119,871 1,333,546 986,413 119,871 1,106,284 227,262 104,620 8,698 2,996 6,068 123,008 1,922 27,129 97,801 29,340 68,461 (7,540) (10,780) 7,145 (11,175) (18,811)	$1,144,321 114,721 1,259,042 906,867 114,721 1,021,588 237,454 98,573 2,708 1,609 3,643 141,425 1,742 26,688 116,479 34,594 81,885 (7,269) -- 2,377 (4,892) (20,537)
Net earnings	$ 56,024	$ 65,369	$ 38,475	$ 56,456

Basic net earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting changes
  Discontinued operations
  Cumulative effect of accounting changes
  Net earnings per share
Diluted net earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting changes
  Discontinued operations
  Cumulative effect of accounting changes
  Net earnings per share

	$ 0.65 (0.10) -- $ 0.55 $ 0.65 (0.10) -- $ 0.55	$ 0.66 (0.02) -- $ 0.64 $ 0.66 (0.02) -- $ 0.64	$ 0.67 (0.11) (0.18) $ 0.38 $ 0.67 (0.11) (0.18) $ 0.38	$ 0.81 (0.05) (0.20) $ 0.56 $ 0.80 (0.05) (0.20) $ 0.55
Weighted-average common shares outstanding: Basic Assuming dilution Pro forma assuming SFAS 143 applied retroactively: Net earnings Net earnings per share (basic) Net earnings per share (diluted)	101,798 102,571	101,706 102,747 $ 65,170 $ 0.64 $ 0.63	101,789 102,468	101,660 102,695 $ 55,754 $ 0.55 $0.54
Cash dividends per share of common stock	$ 0.245	$ 0.235	$ 0.490	$ 0.470
Depreciation, depletion, accretion and amortization from continuing operations	$ 66,949	$ 63,405	$132,009	$123,924
Effective tax rate	30.0%	29.6%	30.0%	29.7%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
Consolidated Statements of Cash Flows	(Amounts in Thousands) Six Months Ended June 30
(Condensed and unaudited)	2003	2002

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Cumulative effect of accounting changes
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 38,475 137,074 18,811 (108,006) 65,262 12,261 163,877	$ 56,456 129,248 20,537 (69,770) 29,017 6,413 171,901

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Proceeds from sale of property, plant and equipment
        Net cash used for investing activities

	(102,666) (2,493) 12,062 (93,097)	(134,381) (23,610) 12,135 (145,856)
Financing Activities Net payments - commercial paper and bank lines of credit Payment of short-term debt Payment of long-term debt Dividends paid Other, net Net cash used for financing activities	(4,149) (1,015) -- (49,758) (2,955) (57,877)	(5,219) (9,536) (7,000) (47,671) (769) (70,195)
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	12,903 170,728 $ 183,631	(44,150) 100,802 $ 56,652

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

Due to the substantial divestiture of the components of the Chemicals segment's Performance Chemicals business unit (Note 3), the operating results of these businesses have been presented as discontinued operations in the condensed consolidated statements of earnings.

Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

2.   Stock-based Compensation

The pro forma effect on our net earnings and earnings per share if we had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" (FAS 123), to stock-based employee compensation for the three months and the six months ended June 30 is illustrated below (amounts in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net earnings, as reported
Add: Total stock-based employee
  compensation expense included in
  reported net earnings under intrinsic
  value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects

	$ 56,024 213 (1,373)	$ 65,369 142 (1,358)	$ 38,475 497 (2,817)	$ 56,456 293 (2,726)
Pro forma net earnings	$ 54,864	$ 64,153	$ 36,155	$ 54,023
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$0.55 $0.54 $0.55 $0.53	$0.64 $0.63 $0.64 $0.62	$0.38 $0.36 $0.38 $0.35	$0.56 $0.53 $0.55 $0.53

3.   Discontinued Operations

In May 2003, we announced our intention to sell substantially all of our Performance Chemicals businesses. Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (FAS 144) the financial results of these operations have been classified as discontinued operations in the accompanying condensed consolidated statements of earnings for all periods presented. The Performance Chemicals business unit consisted of specialty chemicals manufacturing and services businesses and was one of the two business units within our Chemicals segment.

The following transactions resulted in our disposition of substantially all of the assets of the Performance Chemicals business unit:

March 2003	Sold the assets of the municipal wastewater business to ALTIVIA Corporation and recognized a pretax gain on disposal of $1.9 million
June 2003	Sold our Smyrna, Georgia manufacturing facility and our Dalton, Georgia distribution center to Lynx Chemical Group resulting in a pretax loss on disposal of $12.0 million.
May 2003 through July 2003

Announced our intention to sell the assets of our industrial water treatment and pulp and paper businesses to Kemira Oy, of Finland, including our Columbus, Georgia manufacturing plant and research and development facility, as well as manufacturing facilities in Shreveport, Louisiana and Vancouver, British Columbia. This sale was subsequently closed in July 2003 and will result in a gain on disposal that will be reported in the third quarter of 2003.

Results of our discontinued operations were as follows (amounts in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales Total revenues Loss before interest and income taxes Pretax loss	$ 25.8 $ 27.9 $ (16.9) $ (17.1)	$ 36.6 $ 38.9 $ (3.2) $ (3.2)	$ 57.3 $ 61.3 $ (18.1) $ (18.3)	$ 71.7 $ 75.8 $ (7.2) $ (7.3)

For the full year 2003, discontinued operations are estimated to reflect a loss of approximately 10 cents per diluted share. In 2002, discontinued operations reported a loss of six cents per diluted share.

Assets and liabilities of our discontinued operations were not considered material for separate presentation in the accompanying condensed consolidated balance sheets.

4.   Earnings Per Share (EPS)

We report two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	101,798 535 238 102,571	101,706 902 139 102,747	101,789 472 207 102,468	101,660 918 117 102,695

All dilutive common stock equivalents are reflected in our earnings per share calculation; we had 4,164,370 and 3,500 antidilutive common stock equivalents as of June 30, 2003 and 2002, respectively.

5.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is our practice for each interim reporting period to make an estimate of the effective tax rate expected for the full fiscal year. The rate so determined is used in providing our income taxes on a current year-to-date basis.

6.   Derivative Instruments

Natural gas used by in Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We use over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We have designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the fair value of the open contracts, which extend through December 2004, has been reflected as a component of accumulated other comprehensive income of $5,002,000 less income tax expense of $1,881,000 in our consolidated financial statements as of June 30, 2003. If market prices for natural gas remained at the June 30, 2003 level, net earnings of $3,993,000 would be classified into pretax earnings within the next 12 months. Comparatively, our consolidated financial statements as of June 30, 2002 reflected the fair value of the open contracts, as a component of accumulated other comprehensive income of $391,000 less income tax expense of $147,000. There was no impact to earnings due to hedge ineffectiveness during the quarters and six months ended June 30, 2003 and 2002.

During the quarter ended September 30, 2002 we elected to terminate early certain of our natural gas swaps. The fair value of such swaps, which totaled $471,000 favorable as of the termination date, will continue to be reported within accumulated other comprehensive income and will be reclassified into earnings as the forecasted transaction impacts earnings.

7.   Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources. Comprehensive income is composed of two subsets: net earnings and other comprehensive income. Our other comprehensive income includes fair value adjustments to cash flow hedges pertaining to our commodity swap and option contracts to purchase natural gas. Total comprehensive income is detailed below (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 56,024 528 $ 56,552	$ 65,369 1,691 $ 67,060	$ 38,475 683 $ 39,158	$ 56,456 8,327 $ 64,783

8.   Accounting Changes

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

Prior to the adoption of FAS 143, we accrued the estimated cost of land reclamation over the life of the reserves based on tons sold in relation to total estimated tons. With the adoption of FAS 143, we recorded all asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. Essentially all of these asset retirement obligations related to our underlying land parcels, including both owned properties and mineral leases. This accounting change resulted in an increase in long-term assets of $44,341,000; an increase in long-term liabilities of $63,152,000; and a cumulative effect of adoption that reduced shareholders' equity and 2003 net earnings by $18,811,000. Additionally, FAS 143 results in ongoing costs related to the depreciation of the assets and accretion of the liability. For the three months ended June 30, 2003, we recognized FAS 143 related operating costs totaling $2,421,000 including $28,000 related to discontinued operations. For the first six months of 2003, we recognized FAS 143 related operating costs totaling $4,801,000 including $61,000 related to discontinued operations.

Our asset retirement obligations are reported in our accompanying Consolidated Balance Sheets within the total for other noncurrent liabilities. A reconciliation of the carrying amount of our asset retirement obligations for the six months ended June 30, 2003 is as follows (amounts in thousands):

BALANCE AS OF DECEMBER 31, 2002	$ --
Cumulative effect adjustment Liabilities incurred Liabilities (settled) Accretion expense Revisions up/(down)	99,259 -- (3,453) 2,517 456
BALANCE AS OF JUNE 30, 2003	$ 98,779

The asset retirement obligation of $99,259,000 was offset by amounts previously accrued under generally accepted accounting principles in effect prior to the issuance of FAS 143.

On a pro forma basis as required by FAS 143, if we had applied the provisions of FAS 143 as of January 1, 2002 the amount of asset retirement obligations would have been $94,469,000.

In 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142) and the $20,537,000 cumulative loss resulted from the impairment of Performance Chemicals' goodwill.

9.   Guarantees

We have guarantee contracts in the form of irrevocable standby letters of credit. Our commercial banks issue these standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until the standby letters of credit expire or are cancelled.

Our standby letters of credit as of June 30, 2003 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 17,489 5,145 3,846	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,480

10.   New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 is not expected to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. We do not expect the adoption of FAS 150 to have a material impact on our consolidated financial statements.

11.  Segment Data

We have two reportable segments, Construction Materials and Chemicals, which are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in the notes to our consolidated financial statements on our latest annual report on Form 10-K. Our determination of segment earnings (a) reflects allocations of general corporate expenses to the segments; (b) does not reflect interest income or expense; and (c) is before income taxes. Allocations are based on average capital employed and net sales.

Because the majority of our activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
NET SALES Construction Materials Chemicals Total	$ 556.6 138.2 $ 694.8	$ 546.0 98.8 $ 644.8	$ 948.7 265.0 $1,213.7	$ 946.6 197.7 $1,144.3
TOTAL REVENUES Construction Materials Chemicals Total	$ 615.8 151.0 $ 766.8	$ 598.7 110.2 $ 708.9	$1,044.2 289.3 $1,333.5	$1,037.9 221.1 $1,259.0
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 119.0 (11.6) $ 107.4	$ 130.3 (21.7) $ 108.6	$138.2 (15.2) $ 123.0	$173.9 (32.5) $ 141.4

	June 30 2003	Dec. 31 2002	June 30 2002
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,733.0 568.1 3,301.1 65.4 183.6 $ 3,550.1	$ 2,635.9 579.8 3,215.7 61.8 170.7 $ 3,448.2	$ 2,716.0 592.8 3,308.8 71.8 56.7 $ 3,437.3

As the result of our decision to sell our Performance Chemical businesses, the results of operations of this business unit, which were previously included in our Chemicals segment's earnings have been reclassified as discontinued operations in the accompanying condensed consolidated statements of earnings.

12.  Supplemental Cash Flow Information

Supplemental information referable to our condensed consolidated statements of cash flows for the six months ended June 30 is summarized below (amounts in thousands):

	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (refunded) during the period for: Interest, net of amount capitalized Income taxes	$ 27,220 (2,641)	$ 27,200 6,585

13.  Other Commitments and Contingent Liabilities

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

Segment Earnings

Segment earnings are earnings from continuing operations before net interest and income taxes and after allocation of corporate expenses and income. Allocations are based on average capital employed and net sales.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the depressed demand for our chemical products; the highly competitive nature of the industries in which we operate; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing pension and medical cost; and other risks, assumptions and uncertainties detailed from time to time in our periodic reports.

RESULTS OF OPERATIONS

The comparative analysis in this Management's Discussion and Analysis of Financial Condition and Results of Operations is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews our results of operations.

Second Quarter 2003 as Compared with Second Quarter 2002

Continuing Operations:
Second quarter net sales were $694.8 million and earnings from continuing operations were $66.3 million, or $0.65 per diluted share. On a comparable basis, last year's second quarter net sales were $644.8 million and earnings from continuing operations were $67.4 million, or $0.66 per diluted share.

In Construction Materials, second quarter net sales increased 2% to $556.6 million as aggregates and asphalt sales approximated last year's level and ready-mixed concrete sales increased due to stronger volumes. Aggregates sales volumes were up slightly from the prior year. Several markets showed particular strength including the Gulf Coast, Texas, and Alabama while many other southeastern markets were weaker due to wet weather. State highway spending continued to have a mixed impact across our markets. Pricing for aggregates was relatively flat with the prior year due in part to product and market mix. The mix of aggregates products sold in the quarter was weighted more towards lower priced products and geographic markets than in the prior year. Asphalt volumes were down marginally while pricing improved slightly. Our Chemicals segment reported second quarter net sales of $138.2 million, up approximately $39.4 million from the prior year. The increased sales were due mostly to higher chlorine and caustic soda prices.

Earnings from continuing operations before interest and income taxes of $107.4 million were just short of the $108.6 million for the second quarter of 2002. This $1.2 million shortfall resulted from an $11.3 million shortfall in Construction Materials as our Chemicals segment's results improved $10.1 million. Construction Materials earnings of $119.0 million were negatively impacted by higher costs for diesel, lower aggregates production levels, and higher pension and medical costs. During the quarter, aggregates inventories were reduced by limiting production. Additionally, asphalt margins were lower due to higher liquid asphalt and energy costs. At a loss of $11.6 million, the improvement in our Chemicals segment was due in part to improved plant operating performance. Costs for energy and key raw materials increased.

Selling, administrative and general expenses of $54.0 million increased $4.5 million or 9% from the second quarter 2002 level due mainly to higher pension and medical costs. Other operating costs of $2.9 million were up $1.3 million. The $0.2 million decrease in the minority interest in losses resulted from improved results in our Chloralkali joint venture. Other income, net of other charges, of $3.4 million increased $0.8 million from the prior year due primarily to higher gains on asset sales.

Interest expense of $13.6 million was essentially the same as the second quarter of 2002.

Our effective tax rate from continuing operations was 30.0% for the second quarter of 2003, up slightly from the 2002 rate of 29.6% for the comparable period.

Discontinued Operations:
As of this filing date, we have substantially completed the divestiture of our Performance Chemicals business unit. Accordingly, financial results referable to these businesses are reported in discontinued operations pursuant to FAS 144 as described in Note 3 to the Financial Statements. As previously announced, in the first quarter we realized a slight gain from the sale of the municipal wastewater treatment business. During the second quarter, we recorded a loss on the disposal of our Dalton and Smyrna plants. The sale of the industrial water treatment and pulp and paper businesses was completed on July 3, 2003, and a net gain on disposal will be reported for the third quarter.

The $10.3 million, or $0.10 per diluted share, loss on discontinued operations, net of taxes, resulted from the divestiture of our Performance Chemicals businesses and the resulting loss on disposal. The comparative 2002 amount was $2.0 million, or $0.02 per diluted share and only included the loss on operations.

Net earnings, which include discontinued operations, were $56.0 million, or $0.55 per diluted share, as compared to $65.4 million, or $0.64 per diluted share, in second quarter 2002.

Year-to-Date Comparisons as of June 30, 2003 and June 30, 2002

Continuing Operations:
Net sales of $1.2 billion for the first six months of 2003 increased 6% from the comparable 2002 total of $1.1 billion. Net earnings from continuing operations before cumulative effect of accounting changes were $68.5 million, or $0.67 per diluted share. Comparable 2002 earnings were $81.9 million, or $0.80 per diluted share.

Construction Materials net sales of $948.7 million were up marginally from the 2002 level of $946.6 million. Aggregates volume and pricing were essentially the same as last year with a decline of less than 0.2% for each. Asphalt volumes were lower due to both the prior year's unseasonably dry weather in the California operations and a reduction in California highway project activity in the current year. Chemicals' net sales for the first six months of 2003 of $265.0 million reflected an increase of 34% from year-to-date June 2002. This increase was due mostly to higher chorine and caustic soda prices.

Earnings from continuing operations before interest and income taxes were $123.0 million as compared to $141.4 million in the same period last year. Earnings in our Construction Materials segment were down $35.7 million or 20% from the first six months of 2002 due to several factors including severe weather in the first quarter; higher pension and medical costs; higher costs for unit diesel and liquid asphalt; lower aggregates production levels and an asset impairment charge referable to the lime plant closure in the first quarter. Year-to-date earnings in our Chemicals segment improved from a $32.5 million loss in the first half of 2002 to a loss of $15.2 million in 2003. This improvement was primarily due to higher chlorine and caustic soda prices, increased volumes, and improved plant operating performance, offset in part by increased costs for energy and key raw materials.

Selling, administrative and general expenses were up 6% when compared to the first half of 2002 due primarily to higher pension and medical costs. Other operating costs of $8.7 million increased by $6.0 million due mostly to the above-mentioned asset impairment charge referable to the lime plant closure. Minority interest in losses increased $1.4 million from 2002 resulting from increased losses in our Chloralkali joint venture. Other income, net of other charges, of $6.1 million increased $2.4 million from the prior year due primarily to higher gains on asset sales.

Interest expense of $27.1 million increased $0.4 million from the prior year due primarily to a $0.9 million reduction in the capitalized interest cost credit resulting from the decreased level of capital spending requiring the capitalization of interest.

Our effective tax rate from continuing operations was 30.0% for the year, as projected through June 30, 2003, up slightly from 29.7% for the comparable period of 2002.

Discontinued Operations and Cumulative Effect of Accounting Changes:
The discontinued operations resulted from the divestiture of our Performance Chemicals business unit as described in Note 3 to the Financial Statements. Loss on discontinued operations totaled $11.2 million, or $0.11 per diluted share, for the first six months of 2003 compared with a $4.9 million, or $0.05 per diluted share, in 2002. The 2003 results included loss on disposal of discontinued operations in the pretax amount of $10.8 million.

The cumulative effect of accounting changes resulted from our mandatory adoption of new accounting standards as described in Note 8 to the Financial Statements. In 2003, we adopted FAS 143 and recognized a cumulative, one-time, non-cash loss of $18.8 million or $0.18 per diluted share. In 2002, we adopted FAS No. 142 and the $20.5 million cumulative loss resulted from the impairment of Performance Chemicals' goodwill.

Net earnings for the first six months of 2003 of $38.5 million, or $0.38 per diluted share, reflected both the $11.2 million loss, or $0.11 per diluted share impact, from the divestiture of our Performance Chemicals business unit and the $18.8 million charge, or $0.18 per diluted share impact, from the adoption of the accounting standard, FAS 143. Comparatively, the net earnings for the first six months of 2002 of $56.5 million included the write-down of Performance Chemicals goodwill for an after-tax impact of $20.5 million, or $0.20 per diluted share, as prescribed by the accounting standard, FAS 143.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $323.6 million at June 30, 2003. This represented a $168.4 million decrease from our December 31, 2002 level and a $99.7 million decrease from our June 30, 2002 level. Both of these working capital comparative decreases resulted primarily from the reclassification to current maturity of $243.0 million of five-year notes issued in 1999. These 5.75% coupon rate notes mature on April 1, 2004. We expect to pay these notes upon maturity using available cash balances, and to the extent necessary, by issuing commercial paper to fund any shortfall. We have $350 million in unused bank lines of credit which serve as liquidity support for commercial paper outstanding.

The current ratio was 1.6 as of June 30, 2003. This compares to the 2.7 ratio at year-end 2002 and the 2.3 ratio at June 30, 2002. These decreases in the current ratio resulted primarily from the above mentioned current maturity reclassification of $243.0 million.

Cash Flows

Net cash provided by operating activities totaled $163.9 million in the first half of 2003, down from the $171.9 million generated in the same period last year. This $8.0 million decrease in cash provided by operating activities primarily resulted from lower earnings. Net cash used for investing activities of $93.1 million decreased $52.8 million from the first half of 2002 due to a reduction in capital spending. Net cash used for financing activities decreased $12.3 million to total $57.9 million for the six months ended June 2003. This decrease resulted primarily from a $15.5 million reduction in debt payments in the current period.

Short-term Borrowings

Short-term borrowings consisted of the following (amounts in thousands):

	June 30 2003	Dec. 31 2002	June 30 2002
Bank borrowings Other notes payable Total notes payable	$ 33,000 148 $ 33,148	$ 37,255 43 $ 37,298	$ 38,659 -- $ 38,659

Long-term Obligations

Long term obligations measures are summarized below (amounts in thousands, except percentages):

	June 30 2003	Dec. 31 2002	June 30 2002
Long-term obligations: Long-term debt Total long-term obligations	$ 613,980 $ 613,980	$ 857,757 $ 857,757	$ 898,293 $ 898,293
Long-term capital: Long-term debt Deferred income taxes Other noncurrent liabilities Shareholders' equity Total long-term capital	$ 613,980 353,376 234,008 1,689,574 $ 2,890,938	$ 857,757 345,181 157,930 1,696,986 $ 3,057,854	$ 898,293 331,065 154,289 1,626,124 $ 3,009,771
Long-term obligations as a percent of: Long-term capital Shareholders' equity	21.2% 36.3%	28.1% 50.5%	29.8% 55.2%

Guarantees

We have guarantee contracts in the form of irrevocable standby letters of credit. Our commercial banks issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until the standby letters of credit expire or are cancelled.

Our standby letters of credit as of June 30, 2003 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 17,489 5,145 3,846	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,480

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

Reclamation Costs

Reclamation costs resulting from the normal use of long-lived assets are recorded as incurred only if there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from the normal use under a mineral lease are recorded as incurred only if there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

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

Reclamation obligations are reviewed at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would either result in a revision to the cost or a change in the estimated settlement date. Examples of a triggering change in the cost would include a new reclamation law or amendment of an existing mineral lease. Examples of a triggering change in the estimated settlement date would include the acquisition of additional reserves or the closure of a facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that we enter into in the normal course of business. In order to manage or reduce this market risk, we utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas. The fair values of these contracts were as follows: June 30, 2003 - $5,002,000 favorable; December 31, 2002 - $3,906,000 favorable; and June 30, 2002 - $391,000 favorable. As a result of a hypothetical 10% reduction in the price of natural gas, we would experience a potential decline in the fair value of our underlying commodity swap and option contracts based on the fair value at June 30, 2003 of approximately $1,590,000.

We are exposed to interest rate risk due to our various long-term debt instruments. Because substantially all of our debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At June 30, 2003, the estimated fair market value of our debt instruments was $984,695,000 as compared to our book value of $898,062,000. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $28,143,000.

We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for AA-rated corporate bonds, the expected return on plan assets, the rate of compensation increase for salaried employees and the rate of increase in the per capita cost of covered health care benefits. The impact of a change in these assumptions on our annual pension and other postretirement benefits costs is discussed in our latest annual report on Form 10-K.

Item 4. Controls and Procedures

We maintain a system of controls and procedures to provide reasonable assurance as to the reliability of our financial statements and other disclosures included in this report, as well as to safeguard our assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal control over financial reporting or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our annual report on Form 10-K for the year ended December 31, 2002, and Form 10-Q for the quarter ended March 31, 2003, we have been named as one of numerous defendants in state court in Mississippi and Texas alleging silicosis arising from exposure to industrial sand used for abrasive blasting which was marketed by us from 1988 to 1994. To date, 146 lawsuits, involving 11,728 plaintiffs have been filed.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31(a) - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on April 29, 2003, pursuant to which we furnished our earnings release dated April 28, 2003, regarding our first quarter 2003 financial results.

We filed a Current Report on Form 8-K on May 19, 2003, pursuant to which we reported under item 5 an agreement to sell our industrial water treatment and pulp and paper businesses to Kemira Oy, of Finland.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date       July 30, 2003

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer