Form 10-Q
period 2003-09-30
VULCAN MATERIALS CO
filed 2003-11-07
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2003
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

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2003 101,699,181

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2003 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			1 2 3 4
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4.	Controls and Procedures	22
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	23
	Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES			25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	September 30 2003	December 31 2002	September 30 2002

Assets
Cash and cash equivalents
Short-term investments
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
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Shareholders' equity
      Total

Current ratio

$      330,205
4,972

446,668
       (10,124)
436,544

162,080
8,206
271
        39,768
210,325
36,009
         19,429
1,037,484
20,965

4,149,684
  (2,216,337)
1,933,347
579,180
         88,624
 $ 3,659,600

$      284,783
30,500
138,307
      132,197
585,787
608,188
361,312
248,002
91,138
    1,765,173
 $ 3,659,600

1.8

$      170,728
--

341,057
        (8,931)
332,126

189,378
10,191
486
        39,531
239,586
37,698
          9,550
789,688
15,964

4,098,543
  (2,122,490)
1,976,053
575,791
         90,725
 $ 3,448,221

$       41,641
37,298
122,053
       96,717
297,709
857,757
345,181
157,930
92,658
    1,696,986
 $ 3,448,221

2.7

$       82,752
--

406,372
        (9,903)
396,469

186,936
12,692
525
        36,931
237,084
43,158
        12,306
771,769
16,222

4,095,607
  (2,088,186)
2,007,421
564,536
        100,913
 $ 3,460,861

$        6,271
37,378
141,254
      120,631
305,534
892,749
332,507
154,588
94,032
    1,681,451
 $ 3,460,861

2.5

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
Earnings from continuing operations before cumulative
    effect of accounting changes
Discontinued operations
  Loss from discontinued operations
  Gain on disposal of discontinued operations
  Income tax benefit (provision)
Earnings(loss) on discontinued operations,
  net of income taxes
Cumulative effect of accounting changes,
  net of income taxes

	$ 747,584 82,321 829,905 550,902 82,321 633,223 196,682 56,777 3,448 (1,476) 2,784 137,765 1,125 13,760 125,130 31,074 94,056 (8,824) 17,223 (3,306) 5,093 --	$ 679,837 69,052 748,889 516,046 69,052 585,098 163,791 49,304 3,500 (498) 5,653 116,142 873 13,946 103,069 25,782 77,287 (1,578) -- 1,110 (468) --	$1,961,259 202,192 2,163,451 1,537,315 202,192 1,739,507 423,944 161,398 12,146 1,520 8,853 260,773 3,047 40,890 222,930 60,414 162,516 (16,363) 6,443 3,839 (6,081) (18,811)	$1,824,158 183,772 2,007,930 1,422,913 183,772 1,606,685 401,245 147,877 6,208 1,111 9,295 257,566 2,616 40,634 219,548 60,376 159,172 (8,847) -- 3,487 (5,360) (20,537)
Net earnings	$ 99,149	$ 76,819	$ 137,624	$ 133,275

Basic net earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting changes
  Discontinued operations
  Cumulative effect of accounting changes
  Net earnings per share
Diluted net earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting changes
  Discontinued operations
  Cumulative effect of accounting changes
  Net earnings per share

	$ 0.92 0.05 -- $ 0.97 $ 0.91 0.05 -- $ 0.96	$ 0.76 (0.01) -- $ 0.75 $ 0.75 -- -- $ 0.75	$ 1.60 (0.06) (0.19) $ 1.35 $ 1.58 (0.06) (0.18) $ 1.34	$ 1.57 (0.06) (0.20) $ 1.31 $ 1.55 (0.05) (0.20) $ 1.30
Weighted-average common shares outstanding: Basic Assuming dilution Pro forma assuming SFAS 143 applied retroactively: Net earnings Net earnings per share (basic) Net earnings per share (diluted)	101,859 102,805	101,749 102,482 $ 76,409 $ 0.75 $ 0.75	101,812 102,583	101,690 102,573 $ 132,163 $ 1.30 $ 1.29
Cash dividends per share of common stock	$ 0.245	$ 0.235	$ 0.735	$ 0.705
Depreciation, depletion, accretion and amortization from continuing operations	$ 66,916	$ 66,464	$ 198,925	$ 190,389
Effective tax rate	24.8%	25.0%	27.1%	27.5%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Statements of Cash Flows	Nine Months Ended September 30
(Condensed and unaudited)	2003	2002

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Cumulative effect of accounting changes
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 137,624 208,097 18,811 (107,641) 106,190 (12,927) 350,154	$ 133,275 198,230 20,537 (56,641) 6,954 11,274 313,629

Investing Activities
Purchases of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Increase in short-term investments
Proceeds from sale of property, plant and equipment
        Net cash used for investing activities

	(141,243) (2,493) (4,972) 48,387 (100,321)	(204,357) (42,138) -- 18,014 (228,481)
Financing Activities Net payments - commercial paper and bank lines of credit Payment of short-term debt Payment of long-term debt Dividends paid Other, net Net cash used for financing activities	(6,798) (6,391) (197) (74,658) (2,312) (90,356)	(6,501) (17,017) (7,000) (71,526) (1,154) (103,198)
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	159,477 170,728 $ 330,205	(18,050) 100,802 $ 82,752

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

Due to the substantial divestiture of the components of the Chemicals segment's Performance Chemicals business unit (Note 3), the operating results of these businesses have been presented as discontinued operations in our accompanying Consolidated Statements of Earnings.

Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

2.   Stock-based Compensation

The pro forma effect on our net earnings and earnings per share if we had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" (FAS 123), to stock-based employee compensation for the three months and the nine months ended September 30 is illustrated below (amounts in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net earnings, as reported
Add: Total stock-based employee
  compensation expense included in
  reported net earnings under intrinsic
  value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects

	$ 99,149 703 (1,768)	$ 76,819 141 (1,357)	$ 137,624 1,200 (4,585)	$ 133,275 434 (4,083)
Pro forma net earnings	$ 98,084	$ 75,603	$ 134,239	$ 129,626
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$0.97 $0.96 $0.96 $0.95	$0.75 $0.74 $0.75 $0.74	$1.35 $1.32 $1.34 $1.31	$1.31 $1.27 $1.30 $1.26

3.   Discontinued Operations

In May 2003, we announced our intention to sell substantially all of our Performance Chemicals businesses. Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (FAS 144) the financial results of these operations have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings for all periods presented. The Performance Chemicals business unit consisted of specialty chemicals manufacturing and services businesses and was one of the two business units within our Chemicals segment.

The following transactions resulted in our disposition of substantially all of the assets of the Performance Chemicals business unit:

March 2003	Sold the assets of the municipal wastewater business to ALTIVIA Corporation and recognized a pretax gain on disposal of $1.9 million.
June 2003	Sold our Smyrna, Georgia manufacturing facility and our Dalton, Georgia distribution center to Lynx Chemical Group resulting in a pretax loss on disposal of $12.4 million.
May 2003 through July 2003

Announced our intention to sell the assets of our industrial water treatment and pulp and paper businesses to Kemira Oy, of Finland, including our Columbus, Georgia manufacturing plant and research and development facility, as well as manufacturing facilities in Shreveport, Louisiana and Vancouver, British Columbia. This sale was subsequently closed in July 2003 and resulted in a pretax gain on disposal of $17.0 million.

Results of our discontinued operations which excludes gain on disposal were as follows (amounts in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales Total revenues Loss before interest and income taxes Pretax loss	$ 5.2 $ 5.7 $(8.9) $ (8.8)	$ 34.5 $ 36.9 $ (1.6) $ (1.6)	$ 62.5 $ 67.0 $ (16.5) $ (16.4)	$ 106.2 $ 112.7 $ (8.8) $ (8.8)

Assets and liabilities of our discontinued operations were not considered material for separate presentation in the accompanying Consolidated Balance Sheets.

4.   Earnings Per Share (EPS)

We report two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	101,859 684 262 102,805	101,749 592 141 102,482	101,812 545 226 102,583	101,690 758 125 102,573

All dilutive common stock equivalents are reflected in our earnings per share calculation; we had 4,099,500 and 2,880,603 antidilutive common stock equivalents for the nine months ended September 30, 2003 and 2002, respectively. For the quarter ended September 30, 2003 and 2002, we had 4,095,000 and 4,206,075 antidilutive common stock equivalents, respectively.

5.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is our practice for each interim reporting period to make an estimate of the effective tax rate expected for the full fiscal year. The rate so determined is used in providing our income taxes on a current year-to-date basis.

6.   Derivative Instruments

Natural gas used in our Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We use over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We have designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the fair value of the open contracts, which extend through December 2004, has been reflected as a component of accumulated other comprehensive income of $1,865,000 less income tax expense of $702,000 in our consolidated financial statements as of September 30, 2003. If market prices for natural gas remained at the September 30, 2003 level, net earnings of $1,439,000 would be classified into pretax earnings within the next 12 months. Comparatively, our consolidated financial statements as of September 30, 2002 reflected the fair value of the open contracts, as a component of accumulated other comprehensive loss of $29,000, less income tax benefit of $11,000. There was no impact to earnings due to hedge ineffectiveness during the quarters and nine months ended September 30, 2003 and 2002.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net earnings Other comprehensive income (loss): Fair value adjustments to cash flow hedges Total comprehensive income	$ 99,149 (1,958) $ 97,191	$ 76,819 (263) $ 76,556	$ 137,624 (1,275) $ 136,349	$ 133,275 8,064 $ 141,339

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

Prior to the adoption of FAS 143, we accrued the estimated cost of land reclamation over the life of the reserves based on tons sold in relation to total estimated tons. With the adoption of FAS 143, we recorded all asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. Essentially all of these asset retirement obligations related to our underlying land parcels, including both owned properties and mineral leases. This accounting change resulted in an increase in long-term assets of $44,341,000; an increase in long-term liabilities of $63,152,000; and a cumulative effect of adoption that reduced shareholders' equity and 2003 net earnings by $18,811,000. Additionally, FAS 143 results in ongoing costs related to the depreciation of the assets and accretion of the liability. For the three months ended September 30, 2003, we recognized FAS 143 related operating costs totaling $2,554,000 including $7,000 related to discontinued operations. For the first nine months of 2003, we recognized FAS 143 related operating costs totaling $7,355,000 including $68,000 related to discontinued operations.

Our asset retirement obligations are reported in our accompanying Consolidated Balance Sheets within the total for other noncurrent liabilities. A reconciliation of the carrying amount of our asset retirement obligations for the nine months ended September 30, 2003 is as follows (amounts in thousands):

BALANCE AS OF DECEMBER 31, 2002	$ --
Cumulative effect adjustment Liabilities incurred Liabilities (settled) Accretion expense Revisions up/(down)	99,259 -- (5,555) 3,792 11,267
BALANCE AS OF SEPTEMBER 30, 2003	$ 108,763

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

Our standby letters of credit as of September 30, 2003 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 17,989 5,110 3,039	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,138

10.   New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, on October 29, 2003 the FASB voted to indefinitely defer the application of paragraphs 9 and 10 of FAS 150 as it relates to mandatorily redeemable non-controlling interests. With the exception of paragraphs 9 and 10, we adopted the provisions of FAS 150 on July 1, 2003 with no material impact on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on our consolidated financial statements.

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

Because the majority of our activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
NET SALES Construction Materials Chemicals Total	$ 616.3 131.3 $ 747.6	$ 566.7 113.1 $ 679.8	$1,565.0 396.3 $1,961.3	$1,513.3 310.9 $1,824.2
TOTAL REVENUES Construction Materials Chemicals Total	$ 685.5 144.4 $ 829.9	$ 623.5 125.4 $ 748.9	$1,729.8 433.7 $2,163.5	$1,661.4 346.5 $2,007.9
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 144.1 (6.3) $ 137.8	$ 131.8 (15.7) $ 116.1	$ 282.3 (21.5) $ 260.8	$ 305.7 (48.1) $ 257.6

	Sept. 30 2003	Dec. 31 2002	Sept. 30 2002
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,725.7 524.6 3,250.3 79.1 330.2 $ 3,659.6	$ 2,635.9 579.8 3,215.7 61.8 170.7 $ 3,448.2	$ 2,725.3 583.9 3,309.2 68.9 82.8 $ 3,460.9

As the result of our decision to sell our Performance Chemicals businesses, the results of operations of this business unit, which were previously included in our Chemicals segment's earnings have been reclassified as discontinued operations in the accompanying Consolidated Statements of Earnings.

12.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (amounts in thousands):

	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 34,896 11,934	$ 35,006 37,134

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

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the depressed demand for our chemical products; the highly competitive nature of the industries in which we operate; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing pension and healthcare costs; and other risks, assumptions and uncertainties detailed from time to time in our periodic reports.

RESULTS OF OPERATIONS

The comparative analysis in this Management's Discussion and Analysis of Financial Condition and Results of Operations is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews our results of operations.

Third Quarter 2003 as Compared with Third Quarter 2002

Continuing Operations:
We reported record third quarter net sales of $747.6 million and earnings from continuing operations of $94.1 million, or $0.91 per diluted share. Last year's third quarter net sales were $679.8 million and earnings from continuing operations were $77.3 million, or $0.75 per diluted share.

For the quarter, Construction Materials reported record net sales of $616.3 million. The 9% sales growth over the prior year was driven by strong aggregates shipments in most markets. Record aggregates shipments benefited from favorable weather conditions after being impacted by significantly wet weather in the first half of the year. Pricing for aggregates remained relatively flat with the prior year, reflecting a higher proportion of sales from lower-priced products and geographic markets. Asphalt volumes reflected a slight decline. Our Chemicals segment reported third quarter net sales of $131.3 million, up $18.2 million from the prior year. Sales prices for caustic soda and chlorine were higher than the third quarter of 2002.

Earnings from continuing operations before interest and income taxes of $137.8 million were up $21.7 million or 19% from the third quarter of 2002. This increase resulted from improved results in both segments: Construction Materials up $12.3 million and Chemicals up $9.4 million. Construction Materials segment earnings were $144.1 million compared to $131.8 million in the prior year. Aggregates margins were up despite the impact of higher costs for diesel, pension and healthcare. Margins from asphalt were lower due to the effects of a slight decline in volume and higher costs for liquid asphalt and natural gas. At a loss of $6.3 million versus the $15.7 million loss in the third quarter of 2002, our Chemicals segment was favorably impacted by improvements in product pricing and the results of cost reduction efforts. These improvements were somewhat offset by higher costs for energy and key raw materials.

Selling, administrative and general expenses of $56.8 million increased $7.5 million or 15% from the third quarter 2002 level due mainly to higher pension and healthcare costs and costs for charitable contributions. Other operating costs of $3.4 million were down slightly.

Other income, net of other charges, of $2.8 million decreased $2.9 million from the prior year due primarily to lower gains on asset sales.

Interest expense of $13.8 million was essentially the same as the third quarter of 2002.

Our effective tax rate from continuing operations was 24.8% for the third quarter of 2003, down slightly from the 2002 rate of 25.0% for the comparable period.

Discontinued Operations:
As described in Note 3 to the Financial Statements, our Performance Chemicals business unit is reported in discontinued operations pursuant to FAS 144. The $5.1 million, or $0.05 per diluted share, third quarter gain on discontinued operations, net of taxes, resulted from the gain on the disposal of our industrial water treatment and pulp and paper businesses offset in part by a loss on operating the discontinued operations. Comparatively, in the third quarter 2002, discontinued operations reported a loss of $0.5 million, or $0.00 per diluted share.

Net earnings, which include discontinued operations, were $99.1 million, or $0.96 per diluted share, as compared to $76.8 million, or $0.75 per diluted share, in third quarter 2002.

Year-to-Date Comparisons as of September 30, 2003 and September 30, 2002

Continuing Operations:
Net sales of $2.0 billion for the first nine months of 2003 increased nearly 8% from the comparable 2002 total of $1.8 billion. Earnings from continuing operations before cumulative effect of accounting changes were $162.5 million, or $1.58 per diluted share. Comparable 2002 earnings were $159.2 million, or $1.55 per diluted share.

Construction Materials' net sales of $1.6 billion were up 3% from the 2002 level of $1.5 billion. Aggregates volume was up 5% from the prior year with pricing essentially flat due to a higher proportion of sales from lower-priced products and geographic markets. Asphalt volumes were lower due to both the prior year's unseasonably dry weather in California and a reduction in California highway project activity in the current year. Chemicals' net sales for the first nine months of 2003 of $396.3 million reflected an increase of 27% from year-to-date September 2002. This increase was due mostly to higher chorine and caustic soda prices.

Earnings from continuing operations before interest and income taxes were $260.8 million as compared to $257.6 million in the same period last year. Earnings in our Construction Materials segment were down $23.4 million or 8% from the first nine months of 2002 due to several factors including significantly wet weather in the first half; higher pension and healthcare costs; higher costs for diesel and liquid asphalt; lower aggregates production levels and an asset impairment charge referable to the lime plant closure in the first quarter. Year-to-date earnings in our Chemicals segment improved from a $48.1 million loss in the first nine months of 2002 to a loss of $21.5 million in 2003. This improvement was due primarily to higher chlorine and caustic soda prices, increased volumes, and improved plant operating performance, offset in part by increased costs for energy and key raw materials.

Selling, administrative and general expenses were up 9% when compared to the first nine months of 2002 due primarily to higher pension and healthcare costs. Other operating costs of $12.1 million increased by $5.9 million due mostly to the above-mentioned asset impairment charge referable to the lime plant closure. Other income, net of other charges, of $8.9 million was down $0.4 million from the prior year.

Interest expense of $40.9 million increased $0.3 million from the prior year due primarily to a $1.1 million reduction in the capitalized interest cost due to a decreased level of capital spending.

Our effective tax rate from continuing operations was 27.1% for the year, as projected through September 30, 2003, down slightly from 27.5% for the comparable period of 2002.

Discontinued Operations and Cumulative Effect of Accounting Changes:
The discontinued operations resulted from the divestiture of our Performance Chemicals business unit as described in Note 3 to the Consolidated Financial Statements. Loss on discontinued operations totaled $6.1 million, or $0.06 per diluted share, for the first nine months of 2003 compared with a $5.4 million loss, or $0.05 per diluted share, in 2002. The 2003 results included gain on disposal of discontinued operations in the pretax amount of $6.4 million.

The cumulative effect of accounting changes resulted from our adoption of a new accounting standard as described in Note 8 to the Consolidated Financial Statements. In the first quarter of 2003, we adopted FAS 143 and recognized a cumulative, one-time, non-cash loss of $18.8 million or $0.18 per diluted share. In 2002, we adopted FAS No. 142 and the $20.5 million cumulative loss resulted from the impairment of Performance Chemicals' goodwill.

Net earnings for the first nine months of 2003 of $137.6 million, or $1.34 per diluted share, reflected both the $6.1 million loss, or $0.06 per diluted share impact, from the divestiture of our Performance Chemicals business unit, and the $18.8 million charge, or $0.18 per diluted share impact, from the adoption of the accounting standard, FAS 143. Comparatively, the net earnings for the first nine months of 2002 of $133.3 million included the write-down of Performance Chemicals goodwill for an after-tax impact of $20.5 million, or $0.20 per diluted share, as prescribed by the accounting standard, FAS 142.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $451.7 million at September 30, 2003. This represented a $40.3 million decrease from our December 31, 2002 level and a $14.5 million decrease from our September 30, 2002 level. Both of these working capital comparative decreases resulted primarily from the reclassification of $243.0 million of five-year notes issued in 1999, due on April 1, 2004, offset in part by the increase in cash and cash equivalents. We expect to pay these notes upon maturity using available cash balances and, to the extent necessary, by issuing commercial paper to fund any shortfall. We have $350 million in unused bank lines of credit which serve as liquidity support for commercial paper outstanding.

The current ratio was 1.8 as of September 30, 2003. This compares to the 2.7 ratio at year-end 2002 and the 2.5 ratio at September 30, 2002. These decreases in the current ratio resulted primarily from the above mentioned reclassification of $243.0 million of notes.

Cash Flows

Net cash provided by operating activities totaled $350.2 million in the first nine months of 2003, up nearly 12% from the $313.6 million generated in the same period last year. This $36.6 million increase in cash provided by operating activities resulted primarily from an increase in current liabilities. Net cash used for investing activities of $100.3 million decreased $128.2 million from the first nine months of 2002 due to a reduction in capital spending and an increase in proceeds from asset sales. Net cash used for financing activities decreased $12.8 million to total $90.4 million for the nine months ended September 2003. This decrease resulted primarily from a $17.1 million reduction in debt payments in the current period.

Short-term Borrowings

Short-term borrowings consisted of the following (amounts in thousands):

	Sept. 30 2003	Dec. 31 2002	Sept. 30 2002
Bank borrowings Other notes payable Total notes payable	$ 30,500 -- $ 30,500	$ 37,255 43 $ 37,298	$ 37,378 -- $ 37,378

Long-term Obligations

Long term obligations measures are summarized below (amounts in thousands, except percentages):

	Sept. 30 2003	Dec. 31 2002	Sept. 30 2002
Long-term obligations: Long-term debt Total long-term obligations	$ 608,188 $ 608,188	$ 857,757 $ 857,757	$ 892,749 $ 892,749
Long-term capital: Long-term debt Deferred income taxes Other noncurrent liabilities Shareholders' equity Total long-term capital	$ 608,188 361,312 248,002 1,765,173 $ 2,982,675	$ 857,757 345,181 157,930 1,696,986 $ 3,057,854	$ 892,749 332,507 154,588 1,681,451 $ 3,061,295
Long-term obligations as a percent of: Long-term capital Shareholders' equity	20.4% 34.5%	28.1% 50.5%	29.2% 53.1%

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

Our standby letters of credit as of September 30, 2003 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 17,989 5,110 3,039	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,138

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that we enter into in the normal course of business. In order to manage or reduce this market risk, we utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas. The fair values of these contracts were as follows: September 30, 2003 - $1,865,000 favorable; December 31, 2002 - $3,906,000 favorable; and September 30, 2002 - $29,000 unfavorable. As a result of a hypothetical 10% reduction in the price of natural gas, we would experience a potential decline in the fair value of our underlying commodity swap and option contracts based on the fair value at September 30, 2003 of approximately $2,304,000.

We are exposed to interest rate risk due to our various long-term debt instruments. Because substantially all of our debt is at fixed rates, a decline in interest rates would result in an increase in the fair market value of the liability. At September 30, 2003, the estimated fair market value of our debt instruments was $969,051,000 as compared to our book value of $892,971,000. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $26,100,000.

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

Item 4. Controls and Procedures

We maintain a system of controls and procedures to provide reasonable assurance as to the reliability of our financial statements and other disclosures included in this report, as well as to safeguard our assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Act of 1934) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

No significant changes were made to our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we have been named in multiple lawsuits filed in state and federal court claiming damages for personal injuries allegedly resulting from releases of chemicals at our Geismar, Louisiana chloralkali plant. A trial date for some of the plaintiffs related to the April 3, 2001 release is set for January 5, 2004.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, and Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, we have been named as one of numerous defendants in state court in Mississippi and Texas alleging silicosis arising from exposure to industrial sand used for abrasive blasting which was marketed by us from 1988 to 1994. To date, 175 lawsuits, involving 12,540 plaintiffs have been filed.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we are involved in a number of cases relating to our sale of the chemical product perchloroethylene. The action brought by the City of Modesto is scheduled to begin on March 22, 2004, and a claim involving a former IBM employee is tentatively scheduled for March 2004.

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

Exhibit 31(a) - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on July 29, 2003, pursuant to which we furnished our earnings release dated July 28, 2003, regarding our second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date       November 7, 2003

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer