Form 10-K
period 2003-12-31
VULCAN MATERIALS CO
filed 2004-03-15
CIK 103973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes   X   No

Aggregate market value of voting stock held by non-affiliates as of June 30, 2003:	$3,749,275,592
Number of shares of common stock, $1.00 par value, as of February 27, 2004:	102,036,421
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
(2)

Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 14, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY Annual Report On Form 10-K Fiscal Year Ended December 31, 2003 CONTENTS

Part	Item		Page
I	1 2 3 4	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	2 7 10 12
II	5 6 7 7A 8 9 9A

Market for the Registrant's Common Equity, Related
   Stockholder Matters and Issuer Purchases of Equity Securities
Selected Financial Data
Management's Discussion and Analysis of Financial Condition
   and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure
Controls and Procedures

			13 14 14 15 15 15 15
III	10 11 12 13 14

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners and
   Management and Related Stockholder Matters
Certain Relationships and Related Transactions
Principal Accountant Fees and Services

			15 16 16 16 16
IV	15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16
	--	Signatures	21

<PAGE 1>
PART I

Item 1.  Business

         Vulcan Materials Company, a New Jersey corporation incorporated in 1956, and its subsidiaries ("the Company," "Vulcan," "we" or "our") are principally engaged in the production, distribution and sale of construction materials ("Construction Materials") and chloralkali and other industrial chemicals ("Chemicals"). Construction Materials and Chemicals are both reported as segments. Vulcan is the nation's largest producer of construction aggregates, a major producer of asphalt and ready-mixed concrete, and a significant chemicals producer, producing chloralkali and other industrial chemicals.

Segment Information

     Construction Materials

         Our Construction Materials business consists of the production, distribution and sale of construction aggregates and other construction materials and related services. Construction aggregates include crushed stone, sand and gravel, rock asphalt, recrushed concrete and crushed slag (a by-product of blast iron and steel production). Aggregates are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Construction aggregates constituted approximately 72% of the dollar volume of the Construction Materials segment's 2003 net sales, as compared to 71% in 2002 and 70% in 2001. The remaining sales in the Construction Materials segment result from other products and services including asphalt mix and related products, ready-mixed concrete, trucking services, water transportation services, paving construction, and several other businesses.

         Each type of aggregate is sold in competition with producers of other types of aggregates, as well as the same type of aggregates. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi, Tennessee-Tombigbee and James river systems and the Gulf Coast, which are served from remote quarries by rail, barge or ocean-going vessels. Our Construction Materials segment served markets in 26 states, the District of Columbia and Mexico. Shipments of all construction aggregates totaled approximately 232.8 million tons in 2003.

         In 2003, we spent approximately $3.5 million on acquisitions. These acquisitions included an aggregates facility in Kentucky and a sales yard in Texas.

         At the end of 2003, we operated 216 aggregates production facilities located in 17 states and Mexico. These aggregates facilities included 162 crushed stone plants, 30 sand and gravel plants, 1 slag plant and 23 plants producing other aggregates (principally recycled concrete). Reserves largely determine the ongoing viability of an aggregates business. At the end of 2003, our estimated proven and probable aggregates reserves totaled 10.6 billion tons, sufficient to support our operations for approximately 48 years at current production rates.

         In addition to our aggregates production facilities, we operated 62 truck, rail and water distribution yards, located in select market areas, for the sale of aggregates products. Our other facilities included 43 asphalt plants; 2 emulsified asphalt plants; 27 ready-mixed concrete plants; and another 19 operations related to paving construction, service and repair, and transportation operations.

         The key end-use customers for our aggregates products are heavy construction and paving contractors; residential and commercial building contractors; concrete products manufacturers; state, county and municipal governments; and railroads. We serve our customers by truck, rail and water distribution networks. During 2003, domestic and international operations served markets in 20 states, the District of Columbia and Mexico with a full line of aggregates, and 6 additional states with railroad ballast only.

<PAGE 2>

         Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries or to develop new quarries in some markets. Although it cannot be predicted what policies will be adopted in the future by governmental bodies regarding environmental controls which affect the construction materials industry, we believe that future environmental control costs will not have a materially adverse effect upon our business. Furthermore, any future land use restrictions could make zoning and permitting more difficult. Any such restrictions, while curtailing expansion or acquisitions in certain areas, could potentially enhance the value of our reserves at existing locations.

         We believe that the Construction Materials segment's raw material reserves are sufficient for predicted production levels for the foreseeable future. We do not anticipate any material difficulties in either the number of sources or the availability of raw materials in the future.

         The Construction Materials segment strives to maintain a sufficient level of inventory of its aggregates to meet delivery requirements of its customers. The Construction Materials segment generally provides for standard payment terms, similar to those customary for the construction aggregates industry, of payment within 30 days of being invoiced.

     Chemicals

         In 2003, our Chemicals segment was organized into two business units: Chloralkali, operating under the Vulcan Chemicals name, managed our line of chloralkali products and related businesses, and Performance Chemicals, operating under the Vulcan Performance Chemicals name, which managed our specialty chemicals and services business. In 2003, we completed the sale of all of the businesses and operations relating to our Performance Chemicals business unit. See the discussion below.

         The Chemicals segment delivers its products upon receipt of orders or requests from customers. On occasion, when necessary to conform to regional industry practices, we have sold product under various payment terms.

         The Chloralkali Business. The Chloralkali business unit produces chlorine, caustic soda, hydrochloric acid, sodium chlorite, potassium chemicals and chlorinated organic chemicals, which are sold principally to the chemical processing, polymer, refrigerant, foam-blowing, food and pharmaceutical, pulp and paper, and water management industries. In the paper industry, caustic soda is used primarily in the kraft and sulfite pulping processes. Chlorine is used in potable water disinfection and sewage management, to remove impurities from recycled aluminum and as an ingredient to make other chlorinated products. Caustic soda and caustic potash (potassium hydroxide) are used in the production of soaps and detergents. Caustic soda also is used to demineralize water for steam production at electrical energy facilities and to remove sulfur from gas and coal. We supply hydrochloric acid to the energy industry for stimulation of oil and gas wells. Hydrochloric acid, caustic soda, caustic potash and methylene chloride are used by the food and pharmaceutical industries. Sodium chlorite is an inorganic biocide and strong oxidant used extensively in municipal and industrial water treatment and environmental compliance applications. Ethylene dichloride (EDC) is used in the manufacture of PVC. Pentachlorophenol is used as a wood preservative to extend the life of utility poles. The Chloralkali business unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products. Products sold in this market include hydrochloric acid, chlorine, caustic soda, caustic potash, potassium carbonate and various chlorinated hydrocarbons. Potassium carbonate is used in the manufacture of screen glass, rubber antioxidants, cleansers and other chemicals. We also sell chloroform, methyl chloroform, perchloroethylene and other chlorinated hydrocarbons to the fluorocarbons market as feedstocks for manufacturing refrigerants.

         The Chloralkali business unit includes a joint venture with Mitsui & Co., Ltd., for the production and distribution of EDC. This joint venture is structured to take advantage of our production capabilities and Mitsui's access to global EDC markets. Mitsui, the world's leading EDC trader, purchases all of the EDC output of our joint venture facility.

<PAGE 3>

         Underground reserves of salt, a basic raw material used by the Chloralkali business unit in the production of chlorine and caustic soda, are located near our Wichita, Kansas and Geismar, Louisiana plants. We own or lease salt reserves at Wichita and Geismar, as discussed in Item 2 below. We purchase salt for our Port Edwards, Wisconsin plant from a number of regional supply sources. Ethylene, methanol and vinyl chloride monomer, the other major raw materials used in the Chloralkali business unit are purchased from several different suppliers. Sources of salt, ethylene, methanol, vinyl chloride monomer and various other raw material chemicals are believed to be adequate for our operations, and we do not anticipate any material difficulty in obtaining necessary raw materials.

         In the 1990s, the production of carbon tetrachloride and methyl chloroform for emissive uses was phased out to a large extent because of the ozone-depleting properties of these chemicals. In 2002, we completed construction of a plant at our Geismar complex that produces 5CP, a feedstock to make new environmentally-friendly fluorocarbons that will replace ozone-depleting hydrochlorofluorocarbons. Under long-term agreements, we supply 5CP to Honeywell Fluorine Products Group for its plant which is also located in Geismar. The resulting foam-blowing agent offers environmental benefits over present ozone-depleting compounds and it exhibits comparable or superior insulation performance.

         The Performance Chemicals Business. In 2003, we completed our exit strategy for the Performance Chemicals business unit. In December 2002, we sold the unit's municipal drinking water business to Altivia Corporation. In March 2003, we sold the assets of the unit's municipal wastewater treatment business to ALTIVIA Corporation. In July 2003, we sold the assets of the industrial water treatment and pulp and paper businesses to Kemira Oy, of Finland, including our Columbus, Georgia production plant and research and development facility, as well as production facilities in Shreveport, Louisiana and Vancouver, British Columbia. In two transactions, closed in June 2003 and November 2003, we sold our Smyrna, Georgia production facility, our Dalton, Georgia distribution center, and our specialty chemicals plant in Columbus, Georgia to Lynx Chemical Company. Accordingly, financial results referable to these businesses are reported in discontinued operations. See Note 2 to the Consolidated Financial Statements in our 2003 Annual Report to Shareholders (pages 37 and 38). The collective impact from these transactions resulted in a small gain, which was offset by an operating loss. The sodium chlorite production facility was retained and transferred to the Chloralkali business unit.

Financial Results by Business Segments

         Net sales, total revenues, segment earnings, identifiable assets and related financial data for each of our business segments for the three years ended December 31, 2003, are reported on page 48 (Note 15 of the Notes to Consolidated Financial Statements) in our 2003 Annual Report to Shareholders, which are incorporated herein by reference.

Competition and Customers

         All of our products are marketed under highly competitive conditions, including competition in price, service and product performance. There are a substantial number of competitors in both the Construction Materials segment and the Chemicals segment.

         We are the largest construction aggregates producer in the United States. We estimate that the top ten producers in the nation represent less than a third of the total national market, resulting in highly fragmented markets in some areas. Therefore, depending on the market, we compete with a number of large, national and small, local producers. Since construction aggregates are expensive to transport, the main competitive factor in the construction aggregates business is having a transportation advantage over competitors. Our strategy is to gain a significant market presence in the metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. We have facilities located on waterways and rail lines which substantially increase our geographic market reach through the availability of lower rail and water transportation cost per unit.  The Construction Materials segment sells a small amount of construction aggregates outside of the United States. Nondomestic net sales in the Construction Materials segment were $6,884,000 in 2003, $4,422,000 in 2002 and $5,519,000 in 2001.

<PAGE 4>

         Our Chemicals segment competes throughout the United States with numerous companies, including some of the nation's largest chemical companies, in the production and sale of our lines of chemicals. The segment competes principally on the basis of quality, price and technical support for our products. The segment also competes for sales to customers outside the United States primarily, in Asia, South America and Europe. The segment's net sales to foreign customers were $30,956,000 in 2003, $27,491,000 in 2002 and $33,051,000 in 2001.

         No material part of the business of either segment of Vulcan is dependent upon one or a few customers, the loss of which would have a materially adverse effect on Vulcan. Our products are sold principally to private industry. Although historically the majority of our construction materials sales are used in public works, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, we do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts at the election of a state or the federal government.

Research and Development Costs

         We conduct research and development activities for both of our business segments: the Construction Materials' research and development facility is located in Birmingham, Alabama; and the Chemicals' research and development laboratory is located in Wichita, Kansas. In general, our research and development efforts are directed toward new and more efficient uses of our Construction Materials and Chemicals products, as well as the production or processing of our Chemicals products. We spent approximately $1,440,000 in 2003, $1,240,000 in 2002 and $1,202,000 in 2001 on research and development activities for our Construction Materials segment. We spent approximately $4,636,000 in 2003, $4,513,000 in 2002 and $4,725,000 in 2001 on research and development activities for our Chemicals segment.

Environmental Costs and Governmental Regulation

         We estimate that capital expenditures for environmental control facilities in 2004 and 2005 will be approximately $7,000,000 and $6,500,000, respectively, for the Construction Materials segment, and $6,000,000 and $7,000,000, respectively, for the Chemicals segment.

         Certain operations of our Chemicals segment are subject to the Resource Conservation and Recovery Act ("RCRA"). Under the corrective action requirements of RCRA, the Environmental Protection Agency ("EPA") must identify facilities subject to RCRA's hazardous waste permitting provisions where past practices have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases. If the results of the RFI determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require a Corrective Measures Implementation ("CMI") by the facility owner, such as implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

         We expect to incur RFI and CMS costs over the next several years at our Geismar and Wichita chemical manufacturing facilities. For each of these two facilities, the RFI and CMS results will determine whether the EPA subsequently requires a CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI and CMS costs that currently can be reasonably estimated, we have determined that our accrued reserves are adequate to cover such costs. The total costs which we may ultimately incur in connection with discharging our obligations under RCRA's corrective action requirements, have been estimated and accrued based on information currently available to us; however, there is no assurance that the actual costs, when incurred, will not exceed our current expectations.

         Our Construction Materials operations are subject to federal, state and local laws and regulations relating to the environment and health and safety, particularly noise, water discharge, air quality, dust control, zoning and permitting and all applicable state and federal mining regulations. In 1997, the Environmental Protection Agency ("EPA") promulgated changes to the National Ambient Air Quality Standards. These changes included modifying

<PAGE 5>

the existing PM10 standards, and introduced a new fine particulate PM2.5 standard (particles smaller than 2.5 microns in diameter). These revised standards will eventually affect many areas of the country by requiring a re-evaluation of whether the areas are in "attainment" with the new standards. However, testing jointly conducted by our leading industry trade association (National Stone, Sand and Gravel Association) and EPA has indicated that crushed stone, sand and gravel operations are not major sources of fine particulate (PM2.5) emissions. As such, we do not currently believe that the costs associated with compliance with the new standards will have a material adverse effect on our operations.

         Vulcan is usually required by state or local regulations or contractual obligations to reclaim its former mining sites. These reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations are capitalized and depreciated over the useful life of the owned or leased mining site. To determine the fair value, we estimate the cost of a third party performing the reclamation, adjusted for inflation and risk. All reclamation obligations are reviewed at least annually. See Notes 1 and 17 to the Consolidated Financial Statements on pages 35 and 49, respectively, of the 2003 Annual Report to Shareholders. Reclaimed quarries often have a future use in commercial or residential development or as reservoirs or landfills.

Patents and Trademarks

         As of March 1, 2004, we own, have the right to use, or have made applications for approximately 75 patents which have been granted or are pending in the United States and various other countries, as well as 15 trademarks registered or pending registration in the United States and other countries. These patents, patent applications and trademarks relate to our businesses, primarily, our Chemicals businesses. We believe our patents, patent applications and trademarks are valuable both individually and in the aggregate to our operations, but no single patent, patent application or trademark is material to the conduct of our business as a whole.

Other Information Regarding Vulcan

         Our principal sources of energy are electricity, natural gas and diesel fuel. We do not anticipate any material difficulty in obtaining the required sources of energy for our operations.

         In 2003, the Construction Materials segment employed an average of 7,418 people. The Chemicals segment employed an average of 1,192 people. Our corporate office employed an average of 228 people.

         Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather can have on the sales and production volume of the Construction Materials segment. Normally, the highest sales and earnings of the Construction Materials segment are attained in the third quarter and the lowest are realized in the first quarter. A number of the products produced by the Chemicals segment are used primarily in materials for residential construction. Cyclical swings in the construction industry brought on by the level of interest rates, and public spending on infrastructure can impact our earnings.

         We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding either of our business segments or our business considered as a whole.

Investor Information

        We make available on our website, vulcanmaterials.com, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission ("SEC") on its EDGAR database. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to William F. Denson, III, Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

<PAGE 6>

         We have a Business Conduct Policy in place for all employees. Additionally, we have adopted a Code of Ethics for our Senior Financial Officers. Copies of the Business Conduct Policy and Senior Financial Officer Code of Ethics are available on our website at vulcanmaterials.com. If we make any amendment to, or waiver of, any provision of the Senior Financial Officer Code of Ethics, we will disclose such information on our website. Our Board of Directors has also adopted Corporate Governance Guidelines and revised the charters of our Audit Committee, Compensation Committee, and Governance Committee to meet all recently enacted SEC and New York Stock Exchange regulatory requirements. All of these documents are available on our website or you may request a copy of such documents in writing to William F. Denson, III, Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

Item 2. Properties

Construction Materials

         We have 193 locations in the United States and Mexico in which we engage in the extraction of stone, sand and gravel. The following map shows the locations of our quarries and sand and gravel facilities.

         Our current estimate of approximately 10,567 million tons of zoned and permitted aggregates reserves reflects an increase of 34 million tons from the estimate at the end of 2002. We believe that the quantities of zoned and permitted reserves at our aggregates facilities are sufficient to result in an average life of approximately 48 years at present operating levels. In calculating the average life of 48 years, an assumed annual operating aggregates production rate of 222 million tons was used. See Note 1 to the following table for a description of our

<PAGE 7>

method employed for estimating the years of life of reserves. This table presents, by regional division, the estimated aggregates reserve life and the percentage aggregates reserves by rock type.

		Percentage Aggregates Reserves by Rock Type
	Estimated Years of Life (1)	Limestone	Granite	Sand & Gravel	Other (2)
By Regional Division:
Mideast	55	7.9%	61.2%	1.4%	29.5%
Midsouth	68	98.6%	-	1.4%	-
Midwest	45	98.3%	-	1.7%	-
Southeast	48	8.0%	92.0%	-	-
Southern Gulf Coast	46	97.9%	-	0.8%	1.3%
Southwest	52	100.0%	-	-	-
Western	21	-	13.8%	85.9%	0.3%
Total	48	53.7%	32.8%	6.2%	7.3%

________________________________
(1)

Estimated years of life of aggregates reserves are based on the average annual rate of production of each regional division for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary. For 2003, the total three-year average annual rate of production was 222 million tons based on the annual rate of production, as follows: 2003 - 223 million tons, 2002 - 215 million tons and 2001 - 228 million tons.

(2)	Other: gabbro, gneiss, diabase, metatuff, quartzite, amphibolite and sandstone.

         The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

         Of the 193 permanent reserve-supplied aggregates production facilities which we operate, 68 (representing 47% of total reserves) are located on owned land, 30 (representing 19% of total reserves) are on land owned in part and leased in part, and 95 (representing 34% of total reserves) are on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates which range from 2004 to 2104. Most of our leases have options to extend them well beyond their current terms by renewals at our discretion.

         Due to transportation costs, the market areas for most aggregates facilities in the construction aggregates industry are limited, often consisting of a single metropolitan area or one or more counties or portions thereof when transportation is by truck only. The following table provides specific information regarding our 10 largest active aggregates facilities determined on the basis of the quantity of aggregates reserves. None of the listed aggregates facilities contribute more than 5% to the net sales of our Construction Materials business.

<PAGE 8>
Location of Quarry (nearest major metropolitan area)	Product	Average Annual Production Rate (millions of tons)	Estimated Years of Life At Average Rate of Production (1)	Nature of Interest	Lease Expiration Date, if Applicable

Playa Del Carmen, Mexico	Limestone	7.4	97.2	Owned	-
McCook (Chicago), Illinois	Limestone	8.0	81.7	Owned	-
Grayson (Atlanta), Georgia	Granite	1.7	Over 100	Owned	-
Rockingham (Charlotte), North Carolina	Granite	3.7	87.2	79% Leased 21% Owned	(2)
Gray Court (Greenville), South Carolina	Granite	0.9	Over 100	Owned	-
Reed (Paducah), Kentucky	Limestone	7.9	26.0	Leased	(3)
Mount Misery (Hanover), Pennsylvania	Limestone	3.4	59.5	Owned	-
Calera (Birmingham), Alabama	Limestone	3.5	49.3	Owned	-
Jack (Richmond), Virginia	Granite	0.9	Over 100	66% Owned 34% Leased	(4)
Kennesaw (Atlanta), Georgia	Granite	3.8	38.4	Owned	-

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

Chemicals

         Our Chloralkali business unit operates production facilities in Wichita, Kansas; Geismar, Louisiana; and Port Edwards, Wisconsin. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured by our Chloralkali business unit. The Port Edwards plant produces chlorine, caustic soda, hydrochloric acid, caustic potash and potassium carbonate.

         All of the facilities at Wichita are located on a 2,239-acre tract of land which we own. We hold mineral rights for salt, which is used in production at this facility, under two leases that are automatically renewable from year-to-year unless terminated by us and under several other leases which may be kept in effect so long as production from the underlying properties is continued. In addition, we own 280 acres of salt reserves and 108 acres of water reserves. We maintain an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of the plant's process steam requirements. We have placed this cogeneration facility in reserve and are purchasing most of our requirements for

<PAGE 9>

electric power from a local utility at favorable rates pursuant to a long-term agreement. Through a separate agreement with this utility, we operate our cogeneration unit upon the request of the utility at various times during the summer peak electricity demand period, selling the cogenerated electricity to the utility at profitable rates.

         The facilities at Geismar are located on a 2,185-acre tract of land which we own. We hold mineral rights for salt, which is used in the production process, under a lease which may be extended, at our option, through 2037. Included in the facilities at the Geismar plant are the operations associated with the joint venture with Mitsui & Co., Ltd. Long-term contracts with the regional utility are in place to supply the electrical power requirements of the Geismar facility including the joint venture plant. In 2003, we put the Geismar cogeneration facility in reserve.

         The plant facilities at Port Edwards are located on a 34-acre tract of land, on which we own the surface rights. Currently, we purchase our salt and electrical power requirements for the Port Edwards facility from regional supply sources.

         Our Chemicals production facilities are designed to permit a high degree of flexibility as to raw material feedstocks, product mix and product ratios; therefore, actual plant production capacities vary according to these factors.

Other Properties

         The headquarters for the corporate staff, the staffs for the Construction Materials, including the Southern and Gulf Coast Division, and Chemicals segments are located in an office complex in Birmingham, Alabama. The majority of this office space is leased through December 31, 2013 and consists of approximately 189,000 square feet. The annual rental for each year in the initial 5 year period, the second 5 year period and the final 5 year period of the lease will be approximately $3.0 million, $3.2 million and $3.4 million, respectively. Additional space is leased in an adjacent building for a term of five years ending 2005. The square footage of this additional space is 6,995 and the base rent starts at $136,402 and increases to $159,393 by the end of the term.

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

         We are also a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the probable outcome of, or the amount of liability, if any, under these lawsuits; however, in our opinion, the disposition of these lawsuits will not adversely affect our consolidated financial position to a material extent. In addition to those lawsuits in which we are involved in the ordinary course of business, certain other legal proceedings are more specifically described below. It is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position to a material extent.

         We are involved in a number of cases as a result of our sale of the chemical product perchloroethylene. Among these cases is an action filed in November 1998 by the City of Modesto in state court in California. This claim arose from allegations of contamination of municipal water wells in the City of Modesto and alleges certain claims against us and other chemical manufacturers, distributors and dry cleaners. The trial of this case has been stayed by an appellate court in California while it reviews a decision of the trial court. We have retained local counsel in this case and intend to defend this action vigorously.

        Other perchloroethylene cases involve claims of IBM employees who allege personal injury as a result of workplace exposure at IBM semiconductor manufacturing plants. We are named as a defendant, along with IBM and other chemical manufacturers, in approximately 17 lawsuits involving more than 230 plaintiffs in state court in Westchester County, New York. We are engaged in discussions with plaintiffs' counsel to resolve this matter. No plaintiff's claim in which we are a named defendant are currently set for trial. We have retained local counsel

<PAGE 10>

in all of these cases and plan to defend the claims vigorously, absent resolution of these claims through discussions with plaintiffs' counsel.

         We have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our Geismar, Louisiana, plant in 2001. To date, 87 lawsuits, involving approximately 3,015 named plaintiffs have been filed. A trial date for the issues of causation and damages for 10 plaintiffs related to the April 2001 release is set for July 1, 2004.

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

         We have been named as one of numerous defendants in 133 lawsuits in Mississippi by 10,602 plaintiffs, 63 lawsuits in Texas by 1,146 plaintiffs, one case in California with 125 plaintiffs and one case in Louisiana with one plaintiff. The first of these lawsuits was filed in July 1993, and the most recent case was filed in February 2004. Most of the actions are in state court in the state in which it was filed; however, a small number have been removed to Federal district court. All of the plaintiffs in these cases allege personal damages arising from silicosis, or the threat of contracting silicosis, and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand for blasting from 1988 to 1994, primarily in Texas. We are seeking dismissal from the cases in Mississippi due to the negligible amount of product sold in that state. The cases are in the early stages of discovery.

         In November 2002, we received a Directive and Notice to Insurers No. 2002-9 and Directive and Notice to Insurers No. 2002-10 (collectively, the "Directives") from the New Jersey Department of Environmental Protection ("NJDEP"). The NJDEP asserts in its Directives that the respondents named therein, including us, are strictly and jointly and severally liable under state law (specifically, the New Jersey Spill Compensation and Control Act, N.J.S.A 58:10-23.11) with respect to certain environmental conditions that allegedly affect two former asphalt plant sites. These two sites are referred to in the Directives as, respectively, the Roseland site, located in Essex County, New Jersey, and the Rockaway site, located in Morris County, New Jersey, (collectively, the "Sites"). On November 4, 2003, we executed NJDEP Administrative Consent Orders ("ACOs") concerning the two Sites. We agreed under these ACOs to complete the investigation and remediation of each of the Sites, and thereby resolve our liabilities, if any, in regard to the claims asserted by the NJDEP in its Directives. Furthermore, we intend to seek contribution from the former owners and operators of the Sites for all costs we have or will incur under the ACOs. We never operated either of the Sites. Prior to the sale to the current owner during the mid-1990's, the Sites were owned and operated by Tarmac Minerals, Inc. We acquired the stock of Tarmac Minerals, Inc. in October 2000 as part of the Tarmac acquisition.

         Note 12, Other Commitments and Contingent Liabilities on pages 46 and 47 of our 2003 Annual Report to Shareholders is hereby incorporated by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         Certain of the matters and statements made herein or incorporated by reference into this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as "anticipate," "may," "believe," "estimate," "project," "expect," "intend" and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, we may from time to time make other oral or written forward-looking statements. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the

<PAGE 11>

statements. These assumptions, risks and uncertainties include, but are not limited to, general business conditions including the timing or extent of any recovery of the economy; the timing and amount of federal, state and local funding for infrastructure; the highly competitive nature of each of the industries in which we operate; pricing of our products; weather and other natural phenomena; energy costs; the cost of hydrocarbon-based raw materials; pension and healthcare costs; the risks set forth in Item 3 "Legal Proceedings," Note 12 "Other Commitments and Contingent Liabilities," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A "Quantitative and Qualitative Disclosures About Market Risk"; and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore the statements may turn out to be wrong. Consequently, we cannot guarantee the accuracy of the forward-looking statements. Actual future results may vary materially from currently anticipated results.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2003.

Executive Officers of Registrant

         The names, positions and ages, as of March 1, 2004, of our executive officers are as follows:

Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	55
Guy M. Badgett, III	Senior Vice President-Construction Materials, East	55
William F. Denson, III	Senior Vice President, General Counsel and Secretary	60
Mark E. Tomkins	Senior Vice President, Chief Financial Officer and Treasurer	48
Robert A. Wason IV	Senior Vice President, Corporate Development	52
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	46
Brad C. Rosenwald	President, Chemicals Division	51
Thomas R. Ransdell	President, Southwest Division	61
James W. Smack	President, Western Division	60

         The principal occupations of the executive officers during the past five years are set forth below:

         Donald M. James, was named Chief Executive Officer in February 1997, and was elected Chairman of the Board of Directors in May 1997.

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

<PAGE 12>

         Mark E. Tomkins was elected Senior Vice President and Chief Financial Officer in January 2001. He was also appointed Treasurer in May 2001. From August 1998 to January 2001 he served as Senior Vice President and Chief Financial Officer of Great Lakes Chemical Company where he was primarily responsible for finance, investor relations, strategic planning and information technology. From August 1996 to August 1998 he served as Vice President, Finance and Business Development Polymers Division of Allied Signal where he was responsible for finance, strategic planning and business development.

         Robert A. Wason IV was elected Senior Vice President, Corporate Development in December 1998.

         Ejaz A. Khan was elected Vice President and Controller in February 1999. Prior to that he served as Controller. He was appointed as Chief Information Officer as well in February 2000.

         Brad C. Rosenwald was appointed President of the Chloralkali Business Unit (now President, Chemicals Division) in January 2002. Prior to that he served as Vice President, Manufacturing of the Chloralkali Business Unit.

         Thomas R. Ransdell has served as President, Southwest Division since 1994.

         James W. Smack was appointed President of Western Division effective in January 1999.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Our Common Stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 27, 2004, the number of shareholders of record was 3,693. The closing price of the Common Stock on the New York Stock Exchange on February 27, 2004, was $47.30. The prices in the following table represent the high and low sales prices for our Common Stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2002 and 2003.

	Common Stock Prices		Dividends Declared
2003 First Quarter Second Quarter Third Quarter Fourth Quarter	High $38.75 39.95 42.99 48.60	Low $28.75 29.90 36.20 39.76	$.245 ..245 ..245 ..245
2002 First Quarter Second Quarter Third Quarter Fourth Quarter	High $48.92 49.95 44.35 38.24	Low $44.95 42.46 34.15 32.35	$.235 ..235 ..235 ..235

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

          The information under the heading "Equity Compensation Plan Information" included in our 2004 Proxy Statement is hereby incorporated by reference.

<PAGE 13>

Item 6.  Selected Financial Data

         The selected statement of earnings, per share data and balance sheet data for each of the 5 years ended December 31, 2003, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements on pages 30 through 33 and 34 through 50, respectively, of our 2003 Annual Report to Shareholders, which under Item 8 hereof are incorporated herein by reference.
Years ended December 31,
	2003	2002	2001	2000	1999
(Amounts in millions, except per share data)
Net sales Total revenues	$2,618.8 $2,892.2	$2,405.4 $2,648.1	$2,602.0 $2,865.6	$2,327.3 $2,571.1	$2,179.3 $2,421.4
Earnings from continuing operations before cumulative effect of accounting changes Gain (loss) on discontinued operations, net of taxes(1) Cumulative effect of accounting changes(2) Net earnings	$223.5 (9.7) (18.8) $195.0	$196.7 (6.3) (20.5) $169.9	$241.9 (19.2) - $222.7	$244.9 (25.0) - $219.9	$238.4 1.3 - $239.7
Basic - per share: Earnings from continuing operations before cumulative effect of accounting changes Discontinued operations Cumulative effect of accounting changes Net earnings	$2.19 (0.09) (0.19) $1.91	$1.93 (0.06) (0.20) $1.67	$2.38 (0.18) - $2.20	$2.42 (0.24) - $2.18	$2.36 0.02 - $2.38
Diluted - per share: Earnings from continuing operations before cumulative effect of accounting changes Discontinued operations Cumulative effect of accounting changes Net earnings	$2.18 (0.10) (0.18) $1.90	$1.92 (0.06) (0.20) $1.66	$2.36 (0.19) - $2.17	$2.40 (0.24) - $2.16	$2.33 0.02 - $2.35
Pro forma assuming FAS 143 applied retroactively: Net earnings Net earnings per share, basic Net earnings per share, diluted		$168.4 $1.66 $1.64	$222.2 $2.19 $2.17	$217.5 $2.15 $2.13	$236.7 $2.35 $2.32
Total assets Long-term obligations Shareholders' equity Cash dividends declared per share	$3,636.9 $607.7 $1,802.8 $0.98	$3,448.2 $857.8 $1,697.0 $0.94	$3,413.3 $906.3 $1,604.3 $0.90	$3,250.4 $685.4 $1,471.5 $0.84	$2,839.5 $698.9 $1,323.7 $0.78

________________________________
(1)

In 2003, we completed our exit strategy for the Performance Chemicals business unit. Accordingly, financial results referable to these businesses are reported in discontinued operations. For additional information regarding discontinued operations, see Note 2 to the Consolidated Financial Statements.

(2)

The 2003 accounting change relates to our adoption of FAS 143, "Asset Retirement Obligations." The $18.8 million net-of-tax cumulative effect adjustment represents the impact of our recording asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. The 2002 accounting change relates to our adoption of FAS 142, "Goodwill and Other Intangible Assets." The $20.5 million net-of-tax transition adjustment represents the full impairment of goodwill in the Performance Chemicals reporting unit.
For additional information regarding accounting changes, see Note 17 to the Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 28 and "Financial Terminology (Unaudited)" on page 51 of our 2003 Annual Report to Shareholders are incorporated herein by reference.

<PAGE 14>

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 26 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The following information relative to this item is included in our 2003 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements	30-33
Notes to Consolidated Financial Statements	34-50
Management's Responsibility for Financial Reporting and Internal Control	29
Independent Auditors' Report	29
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2003 and 2002 (Unaudited) (1)	59

________________________________
(1)

In 2003, we completed our exit strategy for the Performance Chemicals business unit. Accordingly, financial results referable to these businesses are reported in discontinued operations. For additional information regarding discontinued operations, see Note 2 to the Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART III

Item 10.  Directors and Executive Officers of the Registrant

         On or before April 1, 2004, we will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our "2004 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors," "Directors Continuing in Office," "Board of Directors and Committees - Audit Committee," "Code of Ethics for Senior Financial Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the 2004 Proxy Statement is incorporated herein by reference.

<PAGE 15>

Item 11.  Executive Compensation

         The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 2003," "Report of the Compensation Committee," "Aggregated Option Exercises in 2003 and 2003 Option Values," "Approval of the Restricted Stock Plan for Nonemployee Directors," "Equity Compensation Plan Information," "Shareholder Return Performance Presentation," "Retirement Income Plan," and "Change of Control Employment Agreements" included in our 2004 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information under the headings "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" and the "Equity Compensation Plans" included in our 2004 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         None.

Item 14. Principal Accountant Fees and Services

         The information required by this section is incorporated by reference from the information in the section entitled "Principal Auditor Fees and Services" in the 2004 Proxy Statement.
PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) Financial Statements

         The following financial statements are included in our 2003 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	30
Consolidated Balance Sheets	31
Consolidated Statements of Cash Flows	32
Consolidated Statements of Shareholders' Equity	33
Notes to Consolidated Financial Statements	34-50
Management's Responsibility for Financial Reporting and Internal Control	29
Independent Auditors' Report	29
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2003 and 2002 (Unaudited)	59

         (a) (2) Financial Statement Schedules

         The following financial statement schedule for the years ended December 31, 2003, 2002 and 2001 is included in Part IV of this report on the indicated page:

Schedule II	Valuation and Qualifying Accounts and Reserves	19

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

<PAGE 16>

         Financial statements (and summarized financial information) of 50% or less owned entities accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.

         (a) (3) Exhibits

         The exhibits required by Item 601 of Regulation S-K, other than Exhibit 12 which is on page 20 of this report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission and the New York Stock Exchange. See the Index to Exhibits which are on pages 23 and 24 of this report. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

         (b) Reports on Form 8-K

         During the quarter ended December 31, 2003, we filed the following current report on Form 8-K:
Date of Report	Description
October 28, 2003	Vulcan issued a press release reporting its financial results for the third quarter ended September 30, 2003.

<PAGE 17>

INDEPENDENT AUDITORS' REPORT

Vulcan Materials Company:

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies as of December 31, 2003, 2002, and 2001 and for the years then ended, and have issued our report thereon dated March 10, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, 142 and 133); such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Vulcan Materials Company and its subsidiary companies, listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Birmingham, Alabama
March 10, 2004

<PAGE 18>

Schedule II

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2003, 2002 and 2001
Amounts in Thousands
Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2003
Accrued Environmental Costs Accrued Reclamation Costs Asset Retirement Obligations Doubtful Receivables Self-Insurance Reserves All Other (7)	$ 10,842 26,000 - 8,931 22,383 7,238	$ 13,151 - 5,130 2,949 37,631 3,758	- - $110,966 - - (3)	$ 2,844 26,000 8,413 3,162 21,205 8,434	(1) (2) (4) (5) (6)	$ 21,149 - 107,683 8,718 38,809 2,562
2002
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables Self-Insurance Reserves All Other (7)	$ 13,406 26,091 6,903 19,037 8,423	$ 345 7,148 4,636 24,760 4,058	- - - -	$ 2,909 7,239 2,608 21,414 5,243	(1) (5) (6)	$ 10,842 26,000 8,931 22,383 7,238
2001
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables Self-Insurance Reserves All Other (7)	$ 13,777 23,963 8,982 19,113 8,848	$ 1,707 8,738 8,184 18,695 4,241	- - - - -	$ 2,078 6,610 10,263 18,771 4,666	(1) (5) (6)	$ 13,406 26,091 6,903 19,037 8,423

(1)   Expenditures on environmental remediation projects.
(2)   Reversal of pre-FAS 143 reclamation liabilities; liability now included in asset retirement obligations.
(3)   Cumulative catch-up adjustment for adoption of FAS 143 less net up/down revisions to asset retirement obligations.
(4)   Expenditures related to settlements of asset retirement obligations.
(5)   Write-offs of uncollected accounts and worthless notes, less recoveries.
(6)   Expenditures on self-insurance reserves.
(7)   Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.

<PAGE 19>

Exhibit 12

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
For the Years Ended December 31
Amounts in Thousands
	2003	2002	2001	2000	1999
Fixed charges: Interest expenses before capitalization credits Amortization of financing costs One-third of rental expense Total fixed charges	$ 56,236 291 20,818 $ 77,345	$ 57,736 298 23,190 $ 81,224	$ 63,823 494 24,044 $ 88,361	$ 53,988 348 21,288 $ 75,624	$ 52,750 267 20,457 $ 73,474

Earnings from continuing operations
   before income taxes
Minority interest in (earnings) losses of
   a consolidated subsidiary
Fixed charges
Capitalized interest credits
Amortization of capitalized interest
   Earnings before income taxes as adjusted

	$ 311,425 (671) 77,345 (2,116) 630 $ 386,613	$ 268,086 (2,486) 81,224 (2,896) 767 $ 344,695	$ 354,184 (8,483) 88,361 (2,708) 754 $ 432,108	$ 352,990 (7,843) 75,624 (6,101) 686 $ 415,356	$ 349,213 54 73,474 (4,445) 693 $ 418,989
Ratio of earnings to fixed charges	5.0	4.2	4.9	5.5	5.7

<PAGE 20>

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.
VULCAN MATERIALS COMPANY
By Donald M. James Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
Mark E. Tomkins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2004
Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	March 12, 2004

The following directors:

Philip J. Carroll, Jr.
Livio D. DeSimone
Phillip W. Farmer
H. Allen Franklin
Ann McLaughlin Korologos
Douglas J. McGregor
James V. Napier
Donald B. Rice
Orin R. Smith
Vincent J. Trosino

Director Director Director Director Director Director Director Director Director Director
By William F. Denson, III Attorney-in-Fact		March 12, 2004

<PAGE 21>

EXHIBITS

TO

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OF

VULCAN MATERIALS COMPANY

FILED MARCH 12, 2004

Commission file number 1-4033

<PAGE 22>
EXHIBIT INDEX Form 10-K Fiscal Year Ended December 31, 2003
Exhibit (3)(a)

Certificate of Incorporation (Restated 1988) as amended in 1989 and 1999 filed as Exhibit 3(a) to the Company's 1989 Form 10-K Annual Report and Exhibit 3(i) to the Company's 1999 Form 10-K Annual Report.[1]

Exhibit (3)(b)	By-laws, as restated February 2, 1990, and as last amended October 10, 2003.
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

Exhibit (10)(a)	The Management Incentive Plan of the Company, as amended filed as Exhibit 10(a) to the Company's 2002 Form 10-K Annual Report.[1,2]
Exhibit (10)(b)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to the Company's 1989 Form 10-K Annual Report.[1,2]
Exhibit (10)(c)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to the Company's 2001 Form 10-K Annual Report.[1,2]
Exhibit (10)(d)	The Deferred Compensation Plan for Directors Who Are Not Employees of the Company filed as Exhibit 10(d) to the Company's 2001 Form 10-K Annual Report. [1,2]
Exhibit (10)(e)	The 1996 Long-Term Incentive Plan of the Company filed as Exhibit 10(h) to the Company's 1995 Form 10-K Annual Report.[1,2]
Exhibit (10)(f)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to the Company's 2001 Form 10-K Annual Report.[1,2]
Exhibit (10)(g)	The Restricted Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(g) to the Company's 2001 Form 10-K Annual Report (File No. 1-4033).[1,2]
Exhibit (10)(h)	Executive Deferred Compensation Plan, as amended filed as Exhibit 10(h) to the Company's 2002 Form 10-K Annual Report.[1,2]
Exhibit (10)(i)	Change of Control Employment Agreement Form.[2]
<PAGE 23>
Exhibit (10)(j)	Change of Control Employment Agreement Form filed as Exhibit 10(j) to the Company's 2002 Form 10-K Annual Report.[1,2]
Exhibit (10)(k)	Executive Incentive Plan of the Company filed as Exhibit (10)(n) to the Company's 2000 Form 10-K Annual Report. [1,2]
Exhibit (10)(l)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. [1,2]
Exhibit (10)(m)	Rights Agent Agreement dated October 19, 1998 between Vulcan Materials Company and The Bank of New York, as amended, filed as Exhibit 10(m) to the Company's 2002 Form 10-K Annual Report. [1]
Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2003 (set forth on page 20 of this report).
Exhibit (13)	The Company's 2003 Annual Report to Shareholders.
Exhibit (21)	List of the Company's subsidiaries as of December 31, 2003.
Exhibit (23)	Consent of Deloitte & Touche LLP.
Exhibit (24)	Powers of Attorney.
Exhibit (31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit (31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit (32)(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
Exhibit (32)(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

1Incorporated by reference.
2Management contract or compensatory plan.

<PAGE 24>