Form 10-Q
period 2004-03-31
VULCAN MATERIALS CO
filed 2004-04-30
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2004
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

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2004 102,104,111

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2004 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4.	Controls and Procedures	22
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	23
	Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES			25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	March 31 2004	December 31 2003	March 31 2003

Assets
Cash and cash equivalents
Medium-term investments
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
      Property, plant and equipment, net
Goodwill
Other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Commitments and contingencies (Notes 10 & 14)
Shareholders' equity
      Total

Current ratio

$      436,987
--

361,030
        (8,434)
352,596

184,478
7,274
908
        38,288
230,948
35,156
         16,674
1,072,361
20,940

4,155,101
  (2,268,158)
1,886,943
579,817
         96,200
 $ 3,656,261

$      249,621
22,000
143,698
      128,544
543,863
609,148
352,069
258,263
91,177

    1,801,741
 $ 3,656,261

2.0

$      416,689
4,974

368,671
        (8,718)
359,953

174,778
7,483
476
        36,639
219,376
34,358
         14,892
1,050,242
21,111

4,115,646
  (2,222,998)
1,892,648
579,817
         93,042
 $ 3,636,860

$      249,721
29,000
129,361
      134,870
542,952
607,654
338,913
252,518
91,987

    1,802,836
 $ 3,636,860

1.9

$      166,301
--

354,814
        (9,419)
345,395

197,661
11,543
648
        40,319
250,171
37,505
        13,477
812,849
19,593

4,195,240
  (2,192,508)
2,002,732
575,838
         85,785
 $ 3,496,797

$       41,382
35,272
138,746
      102,816
318,216
857,120
342,411
229,963
92,514

    1,656,573
 $ 3,496,797

2.6

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts in thousands, except per share data)
Consolidated Statements of Earnings	Three Months Ended March 31
(Condensed and unaudited)	2004	2003

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
    effect of accounting change
Discontinued operations
  Loss from discontinued operations
  Gain on disposal of discontinued operations
  Income tax benefit
Loss on discontinued operations,
  net of income taxes
Cumulative effect of accounting change,
  net of income taxes

	$ 561,076 56,386 617,462 475,004 56,386 531,390 86,072 53,513 1,604 810 2,409 34,174 1,760 13,045 22,889 7,187 15,702 (1,141) -- 434 (707) --	$ 518,888 47,843 566,731 449,401 47,843 497,244 69,487 50,656 4,550 144 1,136 15,561 998 13,486 3,073 930 2,143 (3,122) 1,858 382 (882) (18,811)
Net earnings (loss)	$ 14,995	$ (17,550)

Basic earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting change
  Discontinued operations
  Cumulative effect of accounting change
  Net earnings (loss) per share
Diluted earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting change
  Discontinued operations
  Cumulative effect of accounting change
  Net earnings (loss) per share

	$ 0.15 -- -- $ 0.15 $ 0.15 (0.01) -- $ 0.14	$ 0.02 (0.01) (0.18) $ (0.17) $ 0.02 (0.01) (0.18) $ (0.17)
Weighted-average common shares outstanding: Basic Assuming dilution	102,188 103,425	101,779 102,371
Cash dividends per share of common stock	$ 0.260	$ 0.245
Depreciation, depletion, accretion and amortization from continuing operations	$ 63,492	$ 65,060
Effective tax rate	31.4%	30.3%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Statements of Cash Flows	Three Months Ended March 31
(Condensed and unaudited)	2004	2003

Operating Activities
Net earnings (loss)
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Cumulative effect of accounting change
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 14,995 63,494 -- (9,648) 21,650 3,523 94,014	$ (17,550) 67,718 18,811 (30,418) 36,293 1,054 75,908

Investing Activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Decrease in medium-term investments
Change in investments and long-term receivables
        Net cash used for investing activities

	(41,919) 5,106 (14,388) 4,974 145 (46,082)	(51,107) 4,771 -- -- (3,653) (49,989)

Financing Activities
Net payments - commercial paper and bank lines of credit
Payment of short-term debt
Payment of long-term debt
Dividends paid
Proceeds from exercise of stock options
Other, net
        Net cash used for financing activities

	(7,000) (477) (24) (26,520) 6,573 (186) (27,634)	(2,025) (736) -- (24,878) 248 (2,955) (30,346)
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	20,298 416,689 $ 436,987	(4,427) 170,728 $ 166,301

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

Due to the divestiture of the components of the Chemicals segment's Performance Chemicals business unit (Note 3), the operating results of these businesses have been presented as discontinued operations in our accompanying Condensed Consolidated Statements of Earnings.

Minority interest reflected in the accompanying Condensed Consolidated Statements of Earnings consists of the minority partner's share of the Chloralkali joint venture's earnings or loss. We are this joint venture's majority partner with a 51% interest and as such our consolidated financial statements include the accounts of this joint venture.

Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

2.   Stock-based Compensation

The pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" (FAS 123), and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148), to stock-based employee compensation for the three months ended March 31 is illustrated below (amounts in thousands, except per share data):

Three Months Ended March 31
	2004	2003

Net earnings (loss), as reported
Add: Total stock-based employee compensation
  expense included in reported net earnings under
  intrinsic value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects

	$ 14,995 1,251 (2,315)	$ (17,550) 281 (1,485)
Pro forma net earnings (loss)	$ 13,931	$ (18,754)
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$0.15 $0.14 $0.14 $0.13	$(0.17) $(0.18) $(0.17) $(0.18)

The impact related to discontinued operations was immaterial to our Condensed Consolidated Statements of Earnings.

3.   Discontinued Operations

During 2003 we sold our Performance Chemicals businesses resulting in the classification of their financial results as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings. The Performance Chemicals business unit consisted of specialty chemicals production and services businesses and was one of the two business units within our Chemicals segment.

Operating results of our discontinued operations were as follows (in millions of dollars):

	Three Months Ended March 31
	2004	2003
Net sales Total revenues Loss before interest and income taxes Pretax loss	$ 0.8 $ 0.8 $ (1.0) $ (1.1)	$ 31.5 $ 33.7 $ (1.3) $ (1.3)

Assets and liabilities of our discontinued operations were not considered material for separate presentation in the accompanying Condensed Consolidated Balance Sheets. The major classes of assets and liabilities of our discontinued operations for the periods presented were as follows (in millions of dollars):

	March 31 2004	Dec. 31 2003	March 31 2003
Current assets Property, plant and equipment, net Other assets Total assets	$ 0.3 -- -- $ 0.3	$ 8.4 -- -- $ 8.4	$ 47.1 38.1 9.6 $ 94.8
Current liabilities Deferred income taxes Other noncurrent liabilities Total liabilities	$ 2.5 -- 16.6 $ 19.1	$ 4.5 -- 16.5 $ 21.0	$ 10.7 -- 18.2 $ 28.9

4.   Earnings Per Share (EPS)

We report two separate earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended March 31
	2004	2003
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	102,188 962 275 103,425	101,779 416 176 102,371

Antidilutive common stock equivalents are not included in our earnings per share calculations and for the three months ended March 31 were as follows: 2004 - 0; and 2003 - 5,031,980.

5.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is our practice for the end of each interim reporting period to make a best estimate of the effective tax rate expected for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

6.   Derivative Instruments

Natural gas used in our Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. We use over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We have designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the fair value of the open contracts, which extend through December 2004, has been reflected as a component of accumulated other comprehensive income of $3,429,000 less income tax expense of $1,289,000 in our consolidated financial statements as of March 31, 2004. If market prices for natural gas remained at the March 31, 2004 level, earnings of $3,429,000 would be classified into pretax earnings within the next 12 months. Comparatively, as of March 31, 2003, our consolidated financial statements reflected the fair value of the open contracts as a component of accumulated other comprehensive income of $4,156,000, less income tax expense of $1,562,000.

In the quarter ended December 31, 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we pay the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty to the agreement. We have designated this instrument as an effective fair value hedge in accordance with FAS 133. Accordingly, the mark-to-market value of the hedge, which will terminate February 1, 2006, has been reflected as an asset in our Condensed Consolidated Balance Sheets with an offsetting adjustment to record the underlying debt at its fair value. As of March 31, 2004, the estimated fair value of our interest rate swap agreement reflected projected proceeds of $778,000.

There was no impact to earnings due to hedge ineffectiveness during the quarters ended March 31, 2004 and 2003.

7.   Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources. Comprehensive income comprises two subsets: net earnings and other comprehensive income (loss). Our other comprehensive income (loss) includes fair value adjustments to cash flow hedges pertaining to our commodity swap and option contracts to purchase natural gas. Total comprehensive income is detailed below (in thousands of dollars):

	Three Months Ended March 31
	2004	2003
Net earnings (loss) Other comprehensive income (loss): Fair value adjustments to cash flow hedges Total comprehensive income (loss)	$ 14,995 (509) $ 14,486	$ (17,550) 156 $ (17,394)

8.   Benefit Plans

The following table sets forth the components of net periodic benefit cost for the three months ended March 31 (in thousands of dollars):

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial (gain)/loss	$ 4,474 6,921 (10,222) 521 (94)	$ 4,117 6,347 (9,431) 521 (384)	$ 1,205 1,574 -- (57) 344	$ 677 982 -- (57) --
Net periodic benefit cost	$ 1,600	$ 1,170	$ 3,066	$ 1,602

We also sponsor unfunded, nonqualified pension plans. The pension expense for these plans for the three months ended March 31, 2004 and 2003 was $806,000 and $763,000, respectively.

During the three months ended March 31, 2004 and 2003, no contributions were made to the pension plans.

9.   Accounting Change

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

Prior to the adoption of FAS 143, we accrued the estimated cost of land reclamation over the life of the reserves based on tons sold in relation to total estimated tons. With the adoption of FAS 143, we recorded all asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. Essentially all of these asset retirement obligations related to our underlying land parcels, including both owned properties and mineral leases. This accounting change resulted in an increase in long-term assets of $44,341,000; an increase in long-term liabilities of $63,152,000; and a cumulative effect of adoption that reduced shareholders' equity and 2003 net earnings by $18,811,000. Additionally, FAS 143 results in ongoing costs related to the depreciation of the assets and accretion of the liability. For the three months ended March 31, 2004, we recognized FAS 143 related operating costs totaling $2,788,000. For the three months ended March 31, 2003, we recognized FAS 143 related operating costs totaling $2,380,000 including $33,000 related to discontinued operations. With the exception of the costs related to discontinued operations, all FAS 143 related operating costs are reported within cost of goods sold in our accompanying Condensed Consolidated Statements of Earnings.

Our asset retirement obligations are reported in our accompanying Condensed Consolidated Balance Sheets within the total for other noncurrent liabilities. A reconciliation of the carrying amount of our asset retirement obligations since adoption is as follows (in thousands of dollars):

Asset retirement obligations as of December 31, 2002	$ --
Cumulative effect adjustment Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down)	99,259 -- (1,412) 1.257 --
Asset retirement obligations as of March 31, 2003	$ 99,104
Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down)	-- (7,001) 3,873 11,707
Asset retirement obligations as of December 31, 2003	$ 107,683
Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down)	-- (940) 1,389 --
Asset retirement obligations as of March 31, 2004	$ 108,132

The $99,259,000 cumulative effect portion of the asset retirement obligations during the 2003 adoption of FAS 143 was partially offset by amounts previously accrued under generally accepted accounting principles in effect prior to the issuance of FAS 143.

10.  Guarantees

We have guarantee contracts in the form of irrevocable standby letters of credit. Our commercial banks issue these standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled.

Our standby letters of credit as of March 31, 2004 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 17,989 5,110 3,303	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,402

11.  New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 required variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity. FIN 46, as revised, was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must have been applied for the first interim or annual period ending after December 15, 2003. As we had no variable interest entities required to be consolidated as a result of FIN 46, there was no impact to our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" (FAS 132 revised 2003). FAS 132 (revised 2003) requires disclosures about defined benefit pension plans' and other postretirement benefit plans' assets, obligations, cash flows and net cost, and retains a number of disclosures required by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." We adopted the annual disclosure provisions for the fiscal year ended December 31, 2003. We adopted the interim disclosure provisions effective with this filing as provided in Note 8.

12.  Segment Data

We have two reportable segments, Construction Materials and Chemicals, which are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in the notes to our consolidated financial statements on our latest annual report on Form 10-K. Our determination of segment earnings (a) does not reflect discontinued operations; (b) recognizes equity in the earnings or losses on nonconsolidated companies as part of segment earnings, (c) reflects allocations of general corporate expenses to the segments; (d) does not reflect interest income or expense; and (e) is before income taxes. Allocations are based on a trailing 12-month average capital employed and net sales.

As the result of our decision to sell our Performance Chemicals businesses, the results of operations of this business unit, which were previously included in our Chemicals segment's earnings have been reclassified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

Because the majority of our activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

Three Months Ended March 31
	2004	2003
NET SALES Construction Materials Chemicals Total	$ 431.9 129.2 $ 561.1	$ 392.0 126.9 $ 518.9
TOTAL REVENUES Construction Materials Chemicals Total	$ 474.4 143.1 $ 617.5	$ 428.4 138.3 $ 566.7
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 42.7 (8.5) $ 34.2	$ 19.2 (3.6) $ 15.6

	March 31 2004	Dec. 31 2003	March 31 2003
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,636.8 503.7 3,140.5 78.8 437.0 $ 3,656.3	$ 2,620.1 518.8 3,138.9 81.3 416.7 $ 3,636.9	$ 2,652.5 609.2 3,261.7 68.8 166.3 $ 3,496.8

13.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (amounts in thousands):

	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (refunded) during the period for: Interest, net of amount capitalized Income taxes	$ 7,609 1,239	$ 7,338 (4,536)

14.  Commitments and Contingencies

As previously reported in our Annual Report on form 10-K for the year ended December 31, 2003, we have been named as one of numerous defendants in 164 lawsuits in Mississippi and Texas by 10,817 plaintiffs, one case in California with 125 plaintiffs and two cases in Louisiana with two plaintiffs. The first of these lawsuits was filed in July 1993, and the most recent case was filed in February 2004. Most of the actions are in state court in the state in which it was filed; however, a number have been removed to Federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis, or the threat of contracting silicosis, and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, primarily in Texas. We are seeking dismissal from the cases in Mississippi due to the negligible amount of product sold in that state. In the case in California, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. All of these cases are in the early stages of discovery.

It is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position to a material extent.

15.  Subsequent Event

On April 1, 2004, we made a scheduled debt payment using available cash in the principal amount of $243,000,000 related to 5.75% five-year notes issued in 1999.

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

Segment Earnings

Segment earnings are earnings from continuing operations before interest and income taxes and after allocation of corporate expenses and income, other than interest, to the segment with which it is related in terms of products and services. Allocations are based on a trailing 12-month average capital employed and net sales.

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

RESULTS OF OPERATIONS

The following comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.

First Quarter 2004 as Compared with First Quarter 2003

Continuing Operations:
We reported first quarter net sales of $561.1 million, 8% higher than the first quarter of 2003. First quarter earnings from continuing operations before cumulative effect of accounting change were $15.7 million, or $0.15 per diluted share, compared to last year's $2.1 million, or $0.02 per diluted share.

For the quarter, Construction Materials reported record net sales of $431.9 million, up $39.9 million or 10% from the prior year. The record net sales were due primarily to higher volumes in key products compared to the prior year. Aggregates shipments increased 10% as many of our key markets benefited from better weather conditions and stronger construction activity than 2003. Aggregates pricing increased modestly. Ready-mixed concrete volumes benefited from drier weather and strong residential demand. Our Chemicals segment reported first quarter net sales of $129.2 million, up $2.3 million from the prior year. The growth in 5CP sales and improved market demand for other chlorinated products were offset by a significant weakness in caustic soda prices.

Earnings from continuing operations before interest and income taxes of $34.2 million were up $18.6 million from the first quarter of 2003. Construction Materials segment earnings were $42.7 million compared to $19.2 million in the prior year. This $23.5 million increase was due mostly to the stronger volumes in key products resulting from the above-mentioned better weather conditions and stronger construction activity. Aggregates margins improved from the prior year due to a combination of modest price increases and lower unit operating costs due to higher volumes. Earnings from asphalt improved as the impact of higher volumes more than offset the effects of a slight increase in the cost for liquid asphalt. The Chemicals segment recorded a loss of $8.5 million as compared to a loss of $3.6 million in the first quarter of 2003. The impact of lower caustic soda prices and higher legal and asset impairment charges more than offset the effects of increased demand for chlorinated products, including 5CP, and improved plant operating performance.

Selling, administrative and general expenses of $53.5 million increased $2.9 million or 6% from the first quarter 2003 level due primarily to increased costs for healthcare and incentive compensation. Conversely, other operating costs of $1.6 million decreased $2.9 million from the prior year mostly due to lower asset impairment charges.

Interest expense of $13.0 million decreased $0.4 million resulting from the reduction in outstanding debt.

Our effective tax rate was 31.4% for the first quarter of 2004, up from the 2003 rate of 30.3% for the comparable period. This increase reflects principally a lower favorable effect of statutory depletion.

Discontinued Operations and Cumulative Effect of Accounting Change:
As described in Note 3 to the Condensed Consolidated Financial Statements, our Performance Chemicals business unit is reported in discontinued operations pursuant to FAS 144. Loss on discontinued operations totaled $0.7 million, or $0.01 per diluted share for the first three months of 2004 compared with a $0.9 million loss, or $0.01 per diluted share in 2003. The 2003 loss included a $1.9 million pretax gain on the disposal of our wastewater treatment business.

The cumulative effect of accounting change in the first quarter of 2003 resulted from our adoption of FAS 143 as described in Note 9 to the Condensed Consolidated Financial Statements. This adoption resulted in a cumulative, one-time, non-cash charge of $18.8 million or $0.18 per diluted share.

Net earnings for the first quarter of 2004 of $15.0 million or $0.14 per diluted share reflected the $0.7 million loss, or $0.01 per diluted share impact, from the divestiture of our Performance Chemicals business unit. Comparatively, the net loss of $17.6 million or $0.17 per diluted share for the first quarter of 2003 reflected both the $0.9 million loss, or $0.01 per diluted share impact, from the divestiture of our Performance Chemicals business unit, and the $18.8 million charge, or $0.18 per diluted share impact, from the adoption of FAS 143.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient financial resources, including cash provided by operating activities and ready access to the capital markets, to fund business requirements in the future including capital expenditures, dividend payments, potential future acquisitions and debt service obligations.

Cash Flows

Net cash provided by operating activities equaled $94.0 million in the first three months of 2004, up nearly 24% from the $75.9 million generated in the same period last year. This $18.1 million increase in cash provided by operating activities resulted primarily from higher cash earnings. Net cash used for investing activities of $46.1 million decreased $3.9 million from the first three months of 2003 due to an $8.8 million decrease in investments (including medium-term) and long-term receivables, and a $9.2 million decrease in capital purchases offset in part by increased acquisition spending of $14.4 million. Net cash used for financing activities decreased $2.7 million from 2003's comparable period to total $27.6 million for the three months ended March 31, 2004. This reduction in cash used resulted from a $6.3 million increase in proceeds from exercises of stock options.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $528.5 million at March 31, 2004. This represented a $21.2 million increase from our December 31, 2003 level and a $33.9 million increase from our March 31, 2003 level. The increase from year-end 2003 resulted primarily from an increase in cash items of $15.3 million, a seasonal increase in inventories of $11.6 million and a decrease in notes payable of $7.0 million offset in part by a seasonal increase in accounts payable of $14.0 million. The increase from March 31, 2003 resulted primarily from an increase in cash items of $270.7 million, offset in part by the reclassification from long-term debt of $243.0 million of five-year notes issued in 1999, due on April 1, 2004, and an increase in certain accrued liabilities. The scheduled debt payment was made on April 1, 2004.

The current ratio was 2.0 as of March 31, 2004. This compares to the 1.9 ratio at year-end 2003 and the 2.6 ratio at March 31, 2003. The 2004 increase in the current ratio resulted primarily from the above-mentioned increases in cash items and inventories. The decrease in the current ratio from March to December 2003 resulted primarily from the above-mentioned reclassification of $243.0 million of notes from long-term to current.

Short-term Borrowings

Short-term borrowings consisted of the following (in thousands of dollars):

	March 31 2004	Dec. 31 2003	March 31 2003
Bank borrowings Total notes payable	$ 22,000 $ 22,000	$ 29,000 $ 29,000	$ 35,272 $ 35,272

Unsecured bank lines of credit totaling $350.0 million were maintained at March 31, 2004, none of which was in use. In addition, the Chloralkali joint venture had an uncommitted bank credit facility in the amount of $40.0 million available at March 31, 2004, of which $22.0 million was drawn, as noted above.

Current Maturities

Current maturities of long-term debt are summarized below (in thousands of dollars):

	March 31 2004	Dec. 31 2003	March 31 2003
5.75% 5-year notes payable in 2004 Private placement notes Medium-term notes Tax-exempt bonds Other notes	$ 243,000 5,000 1,621	$ 243,000 5,000 1,721	$ -- 35,000 5,000 1,382
Total	$ 249,621	$ 249,721	$ 41,382

On April 1, 2004, we made the scheduled debt payment in the principal amount of $243.0 million related to the five-year notes issued in 1999.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	March 31 2004	Dec. 31 2003	March 31 2003
Long-term obligations: Long-term debt Total long-term obligations	$ 609,148 $ 609,148	$ 607,654 $ 607,654	$ 857,120 $ 857,120
Long-term capital: Long-term debt Deferred income taxes Other noncurrent liabilities Shareholders' equity Total long-term capital	$ 609,148 352,069 258,263 1,801,741 $ 3,021,221	$ 607,654 338,913 252,518 1,802,836 $ 3,001,921	$ 857,120 342,411 229,963 1,656,573 $ 3,086,067
Long-term obligations as a percent of: Long-term capital Shareholders' equity	20.2% 33.8%	20.2% 33.7%	27.8% 51.7%

The calculations of total debt to total capital are summarized below (amounts in thousands, except percentages):

	March 31 2004	Dec. 31 2003	March 31 2003
Debt: Current maturities of long-term debt Notes payable Long-term debt Total debt	$ 249,621 22,000 609,148 $ 880,769	$ 249,721 29,000 607,654 $ 886,375	$ 41,382 35,272 857,120 $ 933,774
Capital: Total debt Shareholders' equity Total capital	$ 880,769 1,801,741 $ 2,682,510	$ 886,375 1,802,836 $ 2,689,211	$ 933,774 1,656,573 $ 2,590,347
Ratio of total debt to total capital	32.8%	33.0%	36.0%

In the future, the ratio of total debt to total capital will depend upon specific investment and financing decisions. Nonetheless, management believes our cash-generating capability, combined with our financial strength and business diversification, can comfortably support a ratio of 30% to 35%. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. These acquisitions could be funded by using internally generated cash flow, incurring debt or issuing equity instruments.

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

Our standby letters of credit as of March 31, 2004 are summarized in the table below (in thousands of dollars):
	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 17,989 5,110 3,303	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,402

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest annual report on Form 10-K. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The result of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas. The fair values of these contracts were as follows: March 31, 2004 - $3,429,000 favorable; December 31, 2003 - $4,246,000 favorable; and March 31, 2003 - $4,156,000 favorable. As a result of a hypothetical 10% reduction in the price of natural gas, we would experience a potential decline in the fair value of our underlying commodity swap and option contracts based on the fair value at March 31, 2004 of approximately $1,184,000.

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of our debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50,000,000. Under this agreement, we pay a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty. The six-month LIBOR rates approximated 1.22% at November 3, 2003 and 1.167% at March 31, 2004. The interest rate swap agreement is scheduled to terminate February 1, 2006 coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240,000,000. The realized gains and losses upon settlement related to the interest rate swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. The estimated fair values of this agreement were as follows: March 31, 2004 - $778,000 favorable; and December 31, 2003 - $302,000 favorable.

We do not enter into derivative financial instrument for speculative or trading purposes.

At March 31, 2004, the estimated fair market value of our debt instruments was $925,115,000 as compared to our book value of $858,769,000. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $23,091,000.

We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for AA-rated corporate bonds, the expected return on plan assets, the rate of compensation increase for salaried employees and the rate of increase in the per capita cost of covered healthcare benefits. The impact of a change in these assumptions on our annual pension and other postretirement benefits costs is discussed in our latest annual report on Form 10-K.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003, we have been named as one of numerous defendants in 164 lawsuits in Mississippi and Texas by 10,817 plaintiffs, one case in California with 125 plaintiffs and two cases in Louisiana with two plaintiffs. The first of these lawsuits was filed in July 1993, and the most recent case was filed in February 2004. Most of the actions are in state court in the state in which it was filed; however, a number have been removed to Federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis, or the threat of contracting silicosis, and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, primarily in Texas. We are seeking dismissal from the cases in Mississippi due to the negligible amount of product sold in that state. In the case in California, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. All of these cases are in the early stages of discovery.

It is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position to a material extent.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3(a) - By-laws, as restated February 2, 1990, and as last amended March 30, 2004.

Exhibit 31(a) - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on January 5, 2004, pursuant to which we furnished our updated earnings guidance dated January 5, 2004, regarding our fourth quarter 2003 financial results.

We filed a Current Report on Form 8-K on February 3, 2004, pursuant to which we furnished our earnings release dated February 2, 2004, regarding our fourth quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date       April 30, 2004

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer

