Form 10-Q
period 2004-06-30
VULCAN MATERIALS CO
filed 2004-07-30
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2004
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

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2004 102,245,955

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2004 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
	Item 4.	Controls and Procedures	24
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	25
	Item 4.	Submission of Matters to a Vote of Security Holders	26
	Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES			28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	June 30 2004	December 31 2003	June 30 2003

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
      Property, plant and equipment, net
Goodwill
Other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Commitments and contingencies (Notes 11 & 15)
Shareholders' equity
      Total

Current ratio

$      230,924
--

437,372
        (8,788)
428,584

175,194
7,793
832
        32,447
216,266
35,848
         17,730
929,352
20,666

4,201,564
  (2,313,330)
1,888,234
579,817
         95,832
 $ 3,513,901

$         6,302
21,000
152,831
      141,057
321,190
607,537
356,080
268,582
93,271

    1,867,241
 $ 3,513,901

2.9

$      416,689
4,974

368,671
        (8,718)
359,953

174,778
7,483
476
        36,639
219,376
34,358
         14,892
1,050,242
21,111

4,115,646
  (2,222,998)
1,892,648
579,817
         93,042
 $ 3,636,860

$      249,721
29,000
129,361
      134,870
542,952
607,654
338,913
252,518
91,987

    1,802,836
 $ 3,636,860

1.9

$      183,631
--

436,043
        (9,104)
426,939

183,331
11,310
532
        36,017
231,190
36,069
        15,253
893,082
21,257

4,175,632
  (2,203,506)
1,972,126
578,473
         85,148
 $ 3,550,086

$      284,082
33,148
148,415
      103,841
569,486
613,980
353,376
234,008
89,662

    1,689,574
 $ 3,550,086

1.6

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts in thousands, except per share data)

Consolidated Statements of Earnings	Three Months Ended June 30		Six Months Ended June 30
(Condensed and unaudited)	2004	2003	2004	2003

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating income (expense), net
Minority interest in (earnings) losses of a
    consolidated subsidiary
Other income (expense), net
Earnings from continuing operations before interest
    and income taxes
Interest income
Interest expense
Earnings from continuing operations before income taxes
Provision for income taxes
Earnings from continuing operations before cumulative
    effect of accounting change
Discontinued operations:
  Loss from discontinued operations
  Loss on disposal of discontinued operations
  Income tax benefit
Loss on discontinued operations, net of income taxes
Cumulative effect of accounting changes,
    net of income taxes

	$ 738,894 77,426 816,320 561,166 77,426 638,592 177,728 58,074 4,727 (2,094) 3,559 125,846 1,239 9,269 117,816 29,891 87,925 (210) -- 81 (129) --	$ 694,787 72,028 766,815 535,230 72,028 607,258 159,557 53,965 (606) 2,852 (391) 107,447 924 13,643 94,728 28,410 66,318 (4,419) (12,638) 6,763 (10,294) --	$ 1,299,970 133,812 1,433,782 1,036,170 133,812 1,169,982 263,800 111,587 3,123 (1,284) 5,968 160,020 2,999 22,314 140,705 37,078 103,627 (1,351) -- 515 (836) --	$ 1,213,675 119,871 1,333,546 984,631 119,871 1,104,502 229,044 104,620 (5,156) 2,996 744 123,008 1,922 27,129 97,801 29,340 68,461 (7,540) (10,780) 7,145 (11,175) (18,811)
Net earnings	$ 87,796	$ 56,024	$ 102,791	$ 38,475

Basic earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting change
  Discontinued operations
  Cumulative effect of accounting change
  Net earnings per share
Diluted earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting change
  Discontinued operations
  Cumulative effect of accounting change
  Net earnings per share

	$ 0.86 -- -- $ 0.86 $ 0.85 -- -- $ 0.85	$ 0.65 (0.10) -- $ 0.55 $ 0.65 (0.10) -- $ 0.55	$ 1.01 (0.01) -- $ 1.00 $ 1.00 (0.01) -- $ 0.99	$ 0.67 (0.11) (0.18) $ 0.38 $ 0.67 (0.11) (0.18) $ 0.38
Weighted-average common shares outstanding: Basic Assuming dilution	102,389 103,454	101,798 102,571	102,289 103,438	101,789 102,468
Cash dividends per share of common stock	$ 0.260	$ 0.245	$ 0.520	$ 0.490
Depreciation, depletion, accretion and amortization from continuing operations	$ 63,752	$ 66,949	$127,244	$132,009
Effective tax rate	25.4%	30.0%	26.4%	30.0%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Statements of Cash Flows	Six Months Ended June 30
(Condensed and unaudited)	2004	2003

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Cumulative effect of accounting change
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 102,791 127,246 -- (75,308) 58,372 (6,569) 206,532	$ 38,475 137,074 18,811 (102,664) 65,262 10,196 167,154

Investing Activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Decrease in medium-term investments
Change in investments and long-term receivables
        Net cash used for investing activities

	(99,261) 24,110 (28,808) 4,974 393 (98,592)	(101,524) 12,062 (2,493) -- (5,342) (97,297)

Financing Activities
Net payments - commercial paper and bank lines of credit
Payment of short-term debt and current maturities
Payment of long-term debt
Dividends paid
Proceeds from exercise of stock options
Other, net
        Net cash used for financing activities

	(8,000) (244,179) (195) (53,085) 10,371 1,383 (293,705)	(4,149) (1,015) -- (49,758) 923 (2,955) (56,954)
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(185,765) 416,689 $ 230,924	12,903 170,728 $ 183,631

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

2.   Stock-based Compensation

The pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" (FAS 123), and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148), to stock-based employee compensation for the three months and six months ended June 30 is illustrated below (amounts in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net earnings, as reported
Add: Total stock-based employee compensation
  expense included in reported net earnings under
  intrinsic value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects

	$ 87,796 941 (2,014)	$ 56,024 213 (1,373)	$ 102,791 2,193 (4,329)	$ 38,475 497 (2,817)
Pro forma net earnings	$ 86,723	$ 54,864	$ 100,655	$ 36,155
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$0.86 $0.85 $0.85 $0.84	$0.55 $0.54 $0.55 $0.53	$1.00 $0.98 $0.99 $0.97	$0.38 $0.36 $0.38 $0.35

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

Operating results of our discontinued operations were as follows (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales Total revenues Loss before interest and income taxes Pretax loss	$ 0.0 $ 0.0 $ (0.1) $ (0.2)	$ 25.8 $ 27.9 $ (16.9) $ (17.1)	$ 0.8 $ 0.8 $ (1.1) $ (1.4)	$ 57.3 $ 61.3 $ (18.1) $ (18.3)

Assets and liabilities of our discontinued operations were not considered material for separate presentation in the accompanying Condensed Consolidated Balance Sheets. The major classes of assets and liabilities of our discontinued operations for the periods presented were as follows (in millions of dollars):

	June 30 2004	Dec. 31 2003	June 30 2003
Current assets Property, plant and equipment, net Other assets Total assets	$ 0.8 -- -- $ 0.8	$ 8.4 -- -- $ 8.4	$ 42.6 20.4 11.7 $ 74.7
Current liabilities Other noncurrent liabilities Total liabilities	$ 2.1 3.2 $ 5.3	$ 4.5 3.1 $ 7.6	$ 10.6 2.5 $ 13.1

4.   Earnings Per Share (EPS)

We report two separate earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	102,389 766 299 103,454	101,798 535 238 102,571	102,289 862 287 103,438	101,789 472 207 102,468

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents is summarized as follows (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Antidilutive common stock equivalents	1,685	4,164	515	4,164

5.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is our practice for the end of each interim reporting period to make a best estimate of the effective tax rate expected for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In addition, during the second quarter of 2004 we recorded a reduction in estimated income tax liability for open audit years and a tax refund.

6.   Derivative Instruments

Natural gas used in our Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. We use over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We have designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the fair value of the open contracts, which extend through March 2005, has been reflected as a favorable component of accumulated other comprehensive income of $2,507,000 less income tax expense of $943,000 in our consolidated financial statements as of June 30, 2004. If market prices for natural gas remained at the June 30, 2004 level, earnings of $2,507,000 would be classified into pretax earnings within the next 12 months. Comparatively, as of June 30, 2003, our consolidated financial statements reflected the fair value of the open contracts as a component of accumulated other comprehensive income of $5,002,000, less income tax expense of $1,881,000.

In the quarter ended December 31, 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we pay the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty to the agreement. We have designated this instrument as an effective fair value hedge in accordance with FAS 133. Accordingly, the mark-to-market value of the hedge, which will terminate February 1, 2006, has been reflected in our Condensed Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. As of June 30, 2004, the estimated fair value of our interest rate swap agreement reflected projected payments of $236,000.

There was no impact to earnings due to hedge ineffectiveness during the quarters ended June 30, 2004 and 2003.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 87,796 (575) $ 87,221	$ 56,024 528 $ 56,552	$ 102,791 (1,085) $ 101,706	$ 38,475 683 $ 39,158

8.   Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

PENSION BENEFITS	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial gain	$ 4,522 6,932 (10,181) 554 (72)	$ 4,768 7,196 (10,189) 572 (540)	$ 8,996 13,853 (20,403) 1,075 (166)	$ 8,885 13,543 (19,620) 1,093 (924)
Net periodic benefit cost	$ 1,755	$ 1,807	$ 3,355	$ 2,977

POSTRETIREMENT BENEFITS	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost: Service cost Interest cost Amortization of prior service cost Recognized actuarial loss	$ 1,055 1,368 (46) 245	$ 766 1,111 (57) --	$ 2,260 2,942 (103) 589	$ 1,443 2,093 (114) --
Net periodic benefit cost	$ 2,622	$ 1,820	$ 5,688	$ 3,422

We also sponsor unfunded, nonqualified pension plans. The pension expense for these plans was as follows: three months ended June 30, 2004 - $683,000 and 2003 - $777,000; and six months ended June 30, 2004 - $1,489,000 and 2003 - $1,540,000.

We previously disclosed in our financial statements for the year ended December 31, 2003 our expectation to contribute $4,000,000 to our pension plans in 2004. Currently, we expect to contribute in 2004 the maximum deductible pension contribution, which is estimated at $7,000,000. During the six months ended June 30, 2004 and 2003, no contributions were made to the pension plans.

9.   Long-term Debt

Long-term debt is detailed below (in thousands of dollars):

	June 30 2004	Dec. 31 2003	June 30 2003
6.40% 5-year notes issued 2001* 5.75% 5-year notes issued 1999 6.00% 10-year notes issued 1999 Private placement notes Medium-term notes Tax-exempt bonds Other notes	$ 239,764 -- 250,000 83,630 28,000 8,200 4,245	$ 240,000 243,000 250,000 84,121 28,000 8,200 4,054	$ 240,000 243,000 250,000 119,848 33,000 8,200 4,014
Total debt excluding notes payable Less current maturities of long-term debt	$ 613,839 6,302	$ 857,375 249,721	$ 898,062 284,082
Total long-term debt	$ 607,537	$ 607,654	$ 613,980
Estimated fair value of long-term debt	$ 650,780	$ 675,249	$ 700,613
* Includes a $236.0 thousand reduction in valuation at June 30, 2004 for the fair value of interest rate swaps.

On April 1, 2004, we made a scheduled debt payment using available cash in the principal amount of $243,000,000 related to the 5.75% five-year notes issued in 1999.

10.  Accounting Change

On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

FAS 143 requires us to recognize a liability for an asset retirement obligation in the period in which it is incurred, at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement.

Prior to the adoption of FAS 143, we accrued the estimated cost of land reclamation over the life of the reserves based on tons sold in relation to total estimated tons. With the adoption of FAS 143, we recorded all asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. Essentially all of these asset retirement obligations related to our underlying land parcels, including both owned properties and mineral leases. This accounting change resulted in an increase in long-term assets of $44,341,000; an increase in long-term liabilities of $63,152,000; and a cumulative effect of adoption that reduced shareholders' equity and 2003 net earnings by $18,811,000. Additionally, FAS 143 results in ongoing costs related to the depreciation of the assets and accretion of the liability. For the three and six months ended June 30, 2004, we recognized FAS 143 related operating costs totaling $2,274,000 and $5,063,000, respectively. For the three and six months ended June 30, 2003, we recognized FAS 143 related operating costs totaling $2,421,000 (including $28,000 related to discontinued operations) and $4,801,000 (including $61,000 related to discontinued operations), respectively. With the exception of the costs related to discontinued operations, all FAS 143 related operating costs are reported within cost of goods sold in our accompanying Condensed Consolidated Statements of Earnings.

Our asset retirement obligations are reported in our accompanying Condensed Consolidated Balance Sheets within the total for other noncurrent liabilities. A reconciliation of the carrying amount of our asset retirement obligations since adoption is as follows (in thousands of dollars):

Asset retirement obligations as of December 31, 2002	$ --
Cumulative effect adjustment Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down)	99,259 -- (3,453) 2,517 456
Asset retirement obligations as of June 30, 2003	$ 98,779
Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down)	-- (4,960) 2,613 11,251
Asset retirement obligations as of December 31, 2003	$ 107,683
Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down)	33 (2,014) 2,790 4,652
Asset retirement obligations as of June 30, 2004	$ 113,144

The $99,259,000 cumulative effect portion of the asset retirement obligations during the 2003 adoption of FAS 143 was partially offset by amounts previously accrued under generally accepted accounting principles in effect prior to the issuance of FAS 143.

11.  Guarantees

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

Our standby letters of credit as of June 30, 2004 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 18,547 5,100 1,465	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 25,112

12.  Acquisitions

As of June 30, 2004, we acquired the following for a cost of approximately $28,808,000, which was paid in cash:

-- -- --

Columbia Rock Products - an aggregates facility in Tennessee.
Tri-State Lime and Stone, Inc. - an aggregates facility in Virginia.
Titan Construction Materials, LLC - two aggregates facilities in Tennessee.

All of these acquisitions related to our Construction Materials segment.

13.  Segment Data

We have two reportable segments, Construction Materials and Chemicals, which are organized around their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting polices in the notes to our consolidated financial statements on our latest annual report on Form 10-K. Our determination of segment earnings (a) does not reflect discontinued operations; (b) recognizes equity in the earnings or losses of nonconsolidated companies as part of segment earnings, (c) reflects allocations of general corporate expenses to the segments; (d) does not reflect interest income or expense; and (e) is before income taxes. Allocations are based on a trailing 12-month average capital employed and net sales.

As the result of our decision to sell our Performance Chemicals businesses, the results of operations of this business unit, which were previously included in our Chemicals segment's earnings have been reclassified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

Because the majority of our activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (amounts in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
NET SALES Construction Materials Chemicals Total	$ 584.7 154.2 $ 738.9	$ 556.6 138.2 $ 694.8	$ 1,016.6 283.4 $ 1,300.0	$ 948.7 265.0 $ 1,213.7
TOTAL REVENUES Construction Materials Chemicals Total	$ 647.9 168.4 $ 816.3	$ 615.8 151.0 $ 766.8	$ 1,122.3 311.5 $ 1,433.8	$ 1,044.2 289.3 $ 1,333.5
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 121.4 4.4 $ 125.8	$ 119.0 (11.6) $ 107.4	$ 164.0 (4.0) $ 160.0	$ 138.2 (15.2) $ 123.0

	June 30 2004	Dec. 31 2003	June 30 2003
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,705.2 495.6 3,200.8 82.2 230.9 $ 3,513.9	$ 2,620.1 518.8 3,138.9 81.3 416.7 $ 3,636.9	$ 2,733.0 568.1 3,301.1 65.4 183.6 $ 3,550.1

14.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the six months ended June 30 is summarized below (amounts in thousands):

	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (refunded) during the period for: Interest, net of amount capitalized Income taxes	$ 25,855 11,493	$ 27,220 (2,641)

15.  Commitments and Contingencies

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report of Form 10-Q for the quarter ended March 30, 2004, we have been named as one of numerous defendants in 199 lawsuits in Mississippi and Texas by 11,173 plaintiffs, six cases in California with 131 plaintiffs, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, one case in West Virginia with 22 plaintiffs and one case in Illinois with one plaintiff. The first of these lawsuits was filed in July 1993, and the most recent case was filed in June 2004. Most of the actions are in state court in the state in which it was filed; however, a number have been removed to Federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis, or the threat of contracting silicosis, and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, primarily in Texas. In the cases in California, Kentucky, West Virginia and Illinois, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. We are seeking dismissal from the cases in Mississippi, Kentucky, California and West Virginia because the plaintiffs in those cases were not exposed to Vulcan's product.

Although the ultimate outcome is uncertain, it is our opinion that the disposition of these described lawsuits, as well as certain other lawsuits, will not adversely affect our consolidated financial position to a material extent.

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

Second Quarter 2004 as Compared with Second Quarter 2003

We announced record second quarter net sales of $738.9 million and record net earnings of $87.8 million, or $0.85 per diluted share. In the prior year, net earnings were $56.0 million, or $0.55 per diluted share. Second quarter earnings from continuing operations were $0.85 per diluted share, a 31% increase from last year's second quarter of $0.65 per diluted share.

For the quarter, Construction Materials' net sales were $584.7 million, a 5% increase from the prior year. The sales increase resulted from stronger sales of aggregates and ready-mixed concrete. Aggregates shipments and pricing increased approximately 6% and 2%, respectively. Ready-mixed concrete volumes increased from the prior year due to strong residential demand. Asphalt volumes were down primarily as a result of lower highway spending in our California markets and wet weather in our Texas markets. Second quarter net sales in our Chemicals segment increased 12% to $154.2 million due to stronger volumes in most products. Volumes for caustic soda and chlorine were stronger in the second quarter; however, pricing for caustic soda weakened from the prior year more than offsetting the earnings impact of increased volumes. Volumes and pricing for chlorinated organics improved compared to the prior year's second quarter.

Earnings from continuing operations before interest and income taxes of $125.8 million were up $18.4 million from the second quarter of 2003. Construction Materials segment earnings were $121.4 million compared to $119.0 million in the prior year. This $2.4 million increase resulted primarily from the aforementioned higher aggregates volume and improved pricing which were offset by higher operating costs and lower production at four aggregates plants where major improvement and expansion projects have been underway, and by lower asphalt volumes and higher costs for diesel, healthcare and incentive compensation. Chemicals recorded segment earnings of $4.4 million as compared to a loss of $11.6 million in the second quarter of 2003. In addition to the favorable impact of volume and pricing for chlorine and chlorinated organics, earnings benefited from improved plant reliability and better operating performance. Lower costs for energy and certain key raw materials also contributed to the earnings improvement. Additionally, earnings in our joint venture with Mitsui also increased due to improved plant operations and stronger sales volumes.

Selling, administrative and general expenses of $58.1 million increased $4.1 million or 8% from the prior year second quarter due principally to higher costs for healthcare and performance-based incentive compensation. Conversely, other operating income of $4.7 million increased $5.3 million due primarily to higher gains on sale of real estate and lower environmental remediation accruals. Minority interest in earnings of $2.1 million represented a $5.0 million increase from the comparable prior year as the improved earnings in the Chloralkali joint venture resulted in an increase in the minority partner's share of the earnings. Other income, net of other charges, of $3.6 million increased $4.0 million due mostly to liability insurance reimbursements and accruals.

Interest expense of $9.3 million decreased $4.4 million resulting from the reduction in outstanding debt due primarily to the April 1, 2004 retirement of $243.0 million in five-year notes with available cash.

Our effective tax rate was 25.4% for the second quarter of 2004, down from the 2003 rate of 30.0% for the comparable period. This decrease reflects a reduction in estimated income tax liability for open audit years and a tax refund.

Year-to-Date Comparisons as of June 30, 2004 and June 30, 2003

Net sales of $1.3 billion for the first six months of 2004 increased 7% from the comparable 2003 total of $1.2 billion. Earnings from continuing operations before cumulative effect of accounting changes were $103.6 million, or $1.00 per diluted share. Comparable 2003 earnings were $68.5 million, or $0.67 per diluted share. As described in Note 3 to the Condensed Consolidated Financial Statements, our Performance Chemicals business unit is reported in discontinued operations pursuant to FAS 144. Loss on discontinued operations totaled $0.8 million, or $0.01 per diluted share for the first six months of 2004 compared with an $11.2 million loss, or $0.11 per diluted share in 2003. The 2003 results included loss on disposal of discontinued operations in the pretax amount of $10.8 million.

The cumulative effect of accounting change in the first quarter of 2003 resulted from our adoption of FAS 143 as described in Note 10 to the Condensed Consolidated Financial Statements. This adoption resulted in a cumulative, one-time, non-cash charge of $18.8 million or $0.18 per diluted share.

Net earnings for the first half of 2004 of $102.8 million or $0.99 per diluted share reflected an $0.8 million loss, or $0.01 per diluted share impact, from the divestiture of our Performance Chemicals business unit. Comparatively, the net earnings of $38.5 million or $0.38 per diluted share for the first six months of 2003 reflected both the $11.2 million loss, or $0.11 per diluted share impact, from the divestiture of our Performance Chemicals business unit, and the $18.8 million charge, or $0.18 per diluted share impact, from the adoption of FAS 143.

Construction Materials' net sales of $1.0 billion were up $67.9 million, or 7%, from the first half of 2003. This increase resulted primarily from higher aggregates shipments and prices and higher ready-mixed concrete volumes. Aggregates shipments and pricing increased 7% and 2%, respectively, and ready-mixed concrete volumes increased 15%. These year-to-date volume increases were primarily attributable to the first quarter's unseasonably favorable weather conditions and stronger overall construction activity. Asphalt volumes were down marginally (2%) from the first half of 2003. Our Chemicals segment reported net sales of $283.4 million for the first six months of 2004, up $18.4 million or 7% from the first half of 2003. Volumes for caustic soda, chlorine and chlorinated organics were up from the first six months of 2003. However, caustic soda pricing was down significantly.

Earnings from continuing operations before interest and income taxes of $160.0 million were up $37.0 million from the first six months of 2003. Construction Materials' segment earnings were $164.0 million compared to $138.2 million in the prior year. This $25.8 million increase was primarily attributable to the first quarter when volumes were up significantly due to the unseasonably favorable weather conditions and stronger construction activity. Second quarter earnings increased $2.4 million over the comparable prior period. Year-to-date, the Chemicals segment's earnings improved $11.2 million resulting in a $4.0 million loss as compared to a loss of $15.2 million in the prior year. This earnings improvement was due primarily to increased volume, improved results in our Chloralkali joint venture and lower costs resulting from better operating performance and improved plant reliability.

Selling, administrative and general expenses of $111.6 million increased $7.0 million or 7% from the first half of 2003 due primarily to increased costs for healthcare and incentive compensation. Other operating income of $3.1 million increased $8.3 million resulting from higher gains on sale of real estate, lower environmental remediation accruals and lower asset impairment charges. Improved results in our Chloralkali joint venture resulted in an increase in the minority partner's interest in earnings of $4.3 million. Other income, net of other charges, of $6.0 million increased $5.2 million due mostly to liability insurance reimbursements and accruals.

Year-to-date interest expense of $22.3 million decreased $4.8 million resulting from the reduction in outstanding debt.

Our effective tax rate was 26.4% for the first half of 2004, down from the 2003 rate of 30.0% for the comparable period. This decrease reflects a reduction in estimated income tax liability for open audit years and a tax refund.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient financial resources, including cash provided by operating activities and ready access to the capital markets, to fund business requirements in the future including capital expenditures, dividend payments, potential future acquisitions and debt service obligations.

Cash Flows

Net cash provided by operating activities equaled $206.5 million in the first half of 2004, up nearly 24% from the $167.2 million generated in the same period last year. This $39.3 million increase in cash provided by operating activities resulted primarily from higher cash earnings. Net cash used for investing activities of $98.6 million increased $1.3 million from the first six months of 2003 due to the $26.3 million increase in payments for business acquisitions partially offset by a $12.0 million increase in proceeds from the sale of property, plant and equipment, a $10.7 million decrease in investments (including medium-term) and long-term receivables, and a $2.3 million decrease in capital purchases. Net cash used for financing activities increased $236.8 million from the first half of 2003 to total $293.7 million for the six months ended June 30, 2004. This increase in cash used for financing activities resulted primarily from the April 1, 2004 debt payment in the principal amount of $243.0 million related to 5.75% five-year notes issued in 1999.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $608.2 million at June 30, 2004. This represented a $100.9 million increase from our December 31, 2003 level and a $284.6 million increase from our June 30, 2003 level. Both of these increases resulted primarily from increases in internally generated cash. The increase in working capital from year-end 2003 resulted primarily in a decrease in current maturities of $243.4 million partially offset by a decrease in cash items of $185.8 million. The increase in working capital from June 30, 2003 resulted primarily in a decrease in current maturities of $277.8 million and an increase in cash items of $47.3 million.

The current ratio was 2.9 as of June 30, 2004. This compares to the 1.9 ratio at year-end 2003 and the 1.6 ratio at June 30, 2003. The increases in the current ratio resulted primarily from the above-mentioned debt payment.

Short-term Borrowings

Short-term borrowings consisted of the following (in thousands of dollars):

	June 30 2004	Dec. 31 2003	June 30 2003
Bank borrowings Other notes payable Total notes payable	$ 21,000 -- $ 21,000	$ 29,000 -- $ 29,000	$ 33,000 148 $ 33,148

Unsecured bank lines of credit totaling $350.0 million were maintained at June 30, 2004, none of which was in use. In addition, the Chloralkali joint venture had an uncommitted bank credit facility in the amount of $30.0 million available at June 30, 2004, of which $21.0 million was drawn, as noted above.

Current Maturities

Current maturities of long-term debt are summarized below (in thousands of dollars):

	June 30 2004	Dec. 31 2003	June 30 2003
5.75% 5-year notes payable in 2004 Private placement notes Medium-term notes Other notes	$ -- -- 5,000 1,302	$ 243,000 -- 5,000 1,721	$ 243,000 35,000 5,000 1,082
Total	$ 6,302	$ 249,721	$ 284,082

On April 1, 2004, we made the scheduled debt payment in the principal amount of $243.0 million related to the five-year notes issued in 1999.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	June 30 2004	Dec. 31 2003	June 30 2003
Long-term obligations: Long-term debt Total long-term obligations	$ 607,537 $ 607,537	$ 607,654 $ 607,654	$ 613,980 $ 613,980
Long-term capital: Long-term debt Deferred income taxes Other noncurrent liabilities Shareholders' equity Total long-term capital	$ 607,537 356,080 268,582 1,867,241 $ 3,099,440	$ 607,654 338,913 252,518 1,802,836 $ 3,001,921	$ 613,980 353,376 234,008 1,689,574 $ 2,890,938
Long-term obligations as a percent of: Long-term capital Shareholders' equity	19.6% 32.5%	20.2% 33.7%	21.2% 36.3%

The calculations of total debt to total capital are summarized below (amounts in thousands, except percentages):

	June 30 2004	Dec. 31 2003	June 30 2003
Debt: Current maturities of long-term debt Notes payable Long-term debt Total debt	$ 6,302 21,000 607,537 $ 634,839	$ 249,721 29,000 607,654 $ 886,375	$ 284,082 33,148 613,980 $ 931,210
Capital: Total debt Shareholders' equity Total capital	$ 634,839 1,867,241 $ 2,502,080	$ 886,375 1,802,836 $ 2,689,211	$ 931,210 1,689,574 $ 2,620,784
Ratio of total debt to total capital	25.4%	33.0%	35.5%

In the future, the ratio of total debt to total capital will depend upon specific investment and financing decisions. Nonetheless, management believes our cash-generating capability, combined with our financial strength and business diversification, can comfortably support a ratio of 30% to 35%. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash flow or issuing debt or equity securities.

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

Our standby letters of credit as of June 30, 2004 are summarized in the table below (in thousands of dollars):
	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 18,547 5,100 1,465	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 25,112

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

INVESTOR ACCESS TO COMPANY FILINGS

We make available on our website, vulcanmaterials.com, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database, at sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, at no charge, by writing to:

William F. Denson, III Secretary Vulcan Materials Company 1200 Urban Center Drive Birmingham, Alabama 35242

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas. The fair values of these contracts were as follows: June 30, 2004 - $2,507,000 favorable; December 31, 2003 - $4,246,000 favorable; and June 30, 2003 - $5,002,000 favorable. As a result of a hypothetical 10% reduction in the price of natural gas, we would experience a potential decline in the fair value of our underlying commodity swap and option contracts based on the fair value at June 30, 2004 of approximately $993,000.

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of our debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50,000,000. Under this agreement, we pay a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty. The six-month LIBOR rates approximated 1.94% at June 30, 2004. The interest rate swap agreement is scheduled to terminate February 1, 2006 coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240,000,000. The realized gains and losses upon settlement related to the interest rate swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. The estimated fair values of this agreement were as follows: June 30, 2004 - $236,000 unfavorable and December 31, 2003 - $302,000 favorable.

We do not enter into derivative financial instrument for speculative or trading purposes.

At June 30, 2004, the estimated fair market value of our debt instruments was $657,083,000 as compared to our book value of $613,839,000. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $20,564,000.

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

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 30, 2004, we have been named as one of numerous defendants in 199 lawsuits in Mississippi and Texas by 11,173 plaintiffs, six cases in California with 131 plaintiffs, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, one case in West Virginia with 22 plaintiffs and one case in Illinois with one plaintiff. The first of these lawsuits was filed in July 1993, and the most recent case was filed in June 2004. Most of the actions are in state court in the state in which it was filed; however, a number have been removed to Federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis, or the threat of contracting silicosis, and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, primarily in Texas. In the cases in California, Kentucky, West Virginia and Illinois, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. We are seeking dismissal from the cases in Mississippi, Kentucky, California and West Virginia because the plaintiffs in those cases were not exposed to Vulcan's product.

It is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position to a material extent.

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 14, 2004. The results of the voting at the Annual Meeting are set forth below:

1.	The shareholders elected the following directors to hold office until the annual meeting in the year indicated:
		Term	Number of Shares
	Director	Expiring	For	Withhold
	Orin R. Smith Douglas J. McGregor Donald B. Rice Vincent J. Trosino	2006 2007 2007 2007	87,202,731 86,656,316 86,663,488 87,482,008	6,335,875 6,882,290 6,875,118 6,056,598

2.	The shareholders approved the Restricted Plan for Nonemployee Directors:
Number of Shares
	For Against Abstain	68,989,448 7,417,341 5,589,740

3.	The shareholders ratified the appointment of the firm Deloitte & Touche LLP as independent certified public accountants to audit the books of the Company for the year 2004:
Number of Shares
	For Against Abstain	92,249,957 745,063 543,586

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10(a) - Change of Control Employment Agreement Form.

Exhibit 31(a) - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on April 29, 2004, pursuant to which we furnished our earnings release dated April 28, 2004, regarding our first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date       July 30, 2004

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer

