Form 10-Q
period 2004-09-30
VULCAN MATERIALS CO
filed 2004-10-29
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2004
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

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2004 102,407,893

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2004 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
	Item 4.	Controls and Procedures	27
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	28
	Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29
	Item 6.	Exhibits and Reports on Form 8-K	30
SIGNATURES			31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	September 30 2004	December 31 2003	September 30 2003

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
      Property, plant and equipment, net
Goodwill
Other assets
      Total

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Other commitments and contingencies
   (Notes 11 & 15)
Shareholders' equity
      Total

Current ratio

$      346,683
--

466,378
        (9,457)
456,921

162,357
7,579
781
        35,550
206,267
35,100
         24,771
1,069,742
20,371

4,227,205
  (2,356,348)
1,870,857
579,817
         95,267
 $ 3,636,054

$         1,302
48,000
157,606
      169,485
376,393
607,158
341,949
268,341
95,277

    1,946,936
 $ 3,636,054

2.8

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

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating expense (income), net
Minority interest in (earnings) losses of a
    consolidated subsidiary
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
Gain (loss) on discontinued operations, net of income taxes
Cumulative effect of accounting changes,
    net of income taxes

	$ 803,885 87,307 891,192 583,762 87,307 671,069 220,123 60,374 616 (2,006) 2,476 159,603 1,351 9,055 151,899 52,778 99,121 (280) -- 121 (159) --	$ 747,584 82,321 829,905 550,525 82,321 632,846 197,059 56,777 2,030 (1,476) 979 137,755 1,125 13,750 125,130 31,074 94,056 (8,824) 17,223 (3,306) 5,093 --	$ 2,103,855 221,120 2,324,975 1,619,932 221,120 1,841,052 483,923 171,961 (2,507) (3,290) 8,444 319,623 4,350 31,369 292,604 89,856 202,748 (1,631) -- 636 (995) --	$ 1,961,259 202,192 2,163,451 1,535,156 202,192 1,737,348 426,103 161,398 7,186 1,520 1,724 260,763 3,047 40,880 222,930 60,414 162,516 (16,363) 6,443 3,839 (6,081) (18,811)
Net earnings	$ 98,962	$ 99,149	$ 201,753	$ 137,624

Basic earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting change
  Discontinued operations
  Cumulative effect of accounting change
  Net earnings per share
Diluted earnings per share:
  Earnings from continuing operations before cumulative
    effect of accounting change
  Discontinued operations
  Cumulative effect of accounting change
  Net earnings per share

	$ 0.97 -- -- $ 0.97 $ 0.96 -- -- $ 0.96	$ 0.92 0.05 -- $ 0.97 $ 0.91 0.05 -- $ 0.96	$ 1.98 (0.01) -- $ 1.97 $ 1.96 (0.01) -- $ 1.95	$ 1.60 (0.06) (0.19) $ 1.35 $ 1.58 (0.06) (0.18) $ 1.34
Weighted-average common shares outstanding: Basic Assuming dilution	102,502 103,659	101,859 102,805	102,361 103,513	101,812 102,583
Cash dividends per share of common stock	$ 0.260	$ 0.245	$ 0.780	$ 0.735
Depreciation, depletion, accretion and amortization from continuing operations	$ 63,801	$ 66,916	$191,045	$198,925
Effective tax rate	34.7%	24.8%	30.7%	27.1%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Statements of Cash Flows	Nine Months Ended September 30
(Condensed and unaudited)	2004	2003

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Cumulative effect of accounting change
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 201,753 191,047 -- (100,420) 77,144 (5,893) 363,631	$ 137,624 208,097 18,811 (102,566) 106,190 (16,907) 351,249

Investing Activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Payment for business acquisitions, net of acquired cash
(Increase) decrease in medium-term investments
Change in investments and long-term receivables
        Net cash used for investing activities

	(142,017) 26,665 (29,433) 4,974 661 (139,150)	(139,777) 48,387 (2,493) (4,972) (5,075) (103,930)

Financing Activities
Net borrowings (payments) - commercial paper and bank lines
    of credit
Payment of short-term debt and current maturities
Payment of long-term debt
Dividends paid
Proceeds from exercise of stock options
Other, net
        Net cash used for financing activities

	19,000 (249,542) (195) (79,684) 14,551 1,383 (294,487)	(6,798) (6,391) (197) (74,658) 2,514 (2,312) (87,842)
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(70,006) 416,689 $ 346,683	159,477 170,728 $ 330,205

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

Due to the divestiture of the components of the Chemicals segment's Performance Chemicals business unit (Note 3), the operating results of this business unit have been presented as discontinued operations in our accompanying Condensed Consolidated Statements of Earnings.

Minority interest reflected in the accompanying Condensed Consolidated Statements of Earnings consists of the minority partner's share of the Chloralkali joint venture's earnings or loss. We are the majority partner of this joint venture with a 51% interest and as such our consolidated financial statements include the accounts of this joint venture.

Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

2.   Stock-based Compensation

The pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" (FAS 123), and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148), to stock-based employee compensation for the three months and nine months ended September 30 is illustrated below (amounts in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net earnings, as reported
Add: Total stock-based employee compensation
  expense included in reported net earnings under
  intrinsic value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects

	$ 98,962 1,094 (2,162)	$ 99,149 703 (1,768)	$ 201,753 3,286 (6,491)	$ 137,624 1,200 (4,585)
Pro forma net earnings	$ 97,894	$ 98,084	$ 198,548	$ 134,239
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$0.97 $0.96 $0.96 $0.94	$0.97 $0.96 $0.96 $0.95	$1.97 $1.94 $1.95 $1.92	$1.35 $1.32 $1.34 $1.31

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

Operating results of our discontinued operations which excludes gain on disposal were as follows (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales Total revenues Loss before interest and income taxes Pretax loss	$ 0.0 $ 0.0 $ (0.1) $ (0.3)	$ 5.2 $ 5.7 $ (8.9) $ (8.8)	$ 0.8 $ 0.8 $ (1.2) $ (1.6)	$ 62.5 $ 67.0 $ (16.5) $ (16.4)

Assets and liabilities of our discontinued operations were not considered material for separate presentation in the accompanying Condensed Consolidated Balance Sheets. The major classes of assets and liabilities of our discontinued operations for the periods presented were as follows (in millions of dollars):

	Sept. 30 2004	Dec. 31 2003	Sept. 30 2003
Current assets Property, plant and equipment, net Other assets Total assets	$ 0.9 -- -- $ 0.9	$ 8.4 -- -- $ 8.4	$ 26.3 0.9 12.4 $ 39.6
Current liabilities Other noncurrent liabilities Total liabilities	$ 2.1 2.9 $ 5.0	$ 4.5 3.1 $ 7.6	$ 8.2 3.1 $ 11.3

4.   Earnings Per Share (EPS)

We report two separate earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	102,502 853 304 103,659	101,859 684 262 102,805	102,361 859 293 103,513	101,812 545 226 102,583

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents is summarized as follows (in thousands of shares):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Antidilutive common stock equivalents	7	4,095	6	4,100

5.   Effective Tax Rate

In accordance with accounting principles generally accepted in the United States of America, it is our practice for the end of each interim reporting period to make a best estimate of the effective tax rate expected for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In addition, during the third quarter of 2004 we recorded an increase in estimated income tax liability for open audit years.

6.   Derivative Instruments

Natural gas used in our Chemicals segment is subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. We use over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We have designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the fair value of the open contracts, which extend through March 2005, has been reflected as a favorable component of accumulated other comprehensive income of $2,307,000 less income tax expense of $867,000 in our consolidated financial statements as of September 30, 2004. If market prices for natural gas remained at the September 30, 2004 level, earnings of $2,307,000 would be classified into pretax earnings within the next 12 months. Comparatively, as of September 30, 2003, our consolidated financial statements reflected the fair value of the open contracts as a component of accumulated other comprehensive income of $1,865,000, less income tax expense of $702,000.

In the quarter ended December 31, 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we pay the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty to the agreement. We have designated this instrument as an effective fair value hedge in accordance with FAS 133. Accordingly, the mark-to-market value of the hedge, which will terminate February 1, 2006, has been reflected in our Condensed Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. As of September 30, 2004, the estimated fair value of our interest rate swap agreement reflected projected payments of $25,000.

There was no impact to earnings due to hedge ineffectiveness during the quarters and nine months ended September 30, 2004 and 2003.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 98,962 (124) $ 98,838	$ 99,149 (1,958) $ 97,191	$ 201,753 (1,209) $ 200,544	$ 137,624 (1,275) $ 136,349

8.   Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

PENSION BENEFITS	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial gain	$ 4,497 6,927 (10,201) 538 (83)	$ 4,768 7,196 (10,189) 572 (540)	$ 13,493 20,780 (30,604) 1,613 (249)	$ 13,653 20,739 (29,809) 1,665 (1,464)
Net periodic benefit cost	$ 1,678	$ 1,807	$ 5,033	$ 4,784

POSTRETIREMENT BENEFITS	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost: Service cost Interest cost Amortization of prior service cost Recognized actuarial loss	$ 1,080 1,400 (46) 251	$ 766 1,111 (57) --	$ 3,340 4,342 (149) 840	$ 2,209 3,204 (171) --
Net periodic benefit cost	$ 2,685	$ 1,820	$ 8,373	$ 5,242

We also sponsor unfunded, nonqualified pension plans. The pension expense for these plans was as follows: three months ended September 30, 2004 - $744,000 and 2003 - $777,000; and nine months ended September 30, 2004 - $2,233,000 and 2003 - $2,316,000.

We previously disclosed in the notes to our financial statements for the quarter ended June 30, 2004 our expectation to contribute the estimated maximum deductible pension contribution of $7,000,000 in 2004. Our current expectations are that the estimated maximum deductible pension contribution is $6,363,000 and to contribute said amount in the fourth quarter of 2004. During the nine months ended September 30, 2004 and 2003, no contributions were made to the pension plans.

9.   Long-term Debt

Long-term debt is detailed below (in thousands of dollars):

	Sept. 30 2004	Dec. 31 2003	Sept. 30 2003
6.40% 5-year notes issued 2001* 5.75% 5-year notes issued 1999 6.00% 10-year notes issued 1999 Private placement notes Medium-term notes Tax-exempt bonds Other notes	$ 239,975 -- 250,000 83,385 23,000 8,200 3,900	$ 240,000 243,000 250,000 84,121 28,000 8,200 4,054	$ 240,000 243,000 250,000 119,484 28,000 8,200 4,287
Total debt excluding notes payable Less current maturities of long-term debt	$ 608,460 1,302	$ 857,375 249,721	$ 892,971 284,783
Total long-term debt	$ 607,158	$ 607,654	$ 608,188
Estimated fair value of long-term debt	$ 655,543	$ 675,249	$ 684,268
* Includes a $25.0 thousand reduction in valuation at Sept. 30, 2004 for the fair value of interest rate swaps.

Scheduled debt payments during 2004 included $243,000,000 in the second quarter to retire the 5.75% five-year notes issued in 1999 and $5,000,000 in the third quarter to retire an 8.55% medium-term note issued in 1991.

10.  Accounting Change

On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

FAS 143 requires recognition of a liability for an asset retirement obligation in the period in which it is incurred, at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement.

Prior to the adoption of FAS 143, we accrued the estimated cost of land reclamation over the life of the reserves based on tons sold in relation to total estimated tons. With the adoption of FAS 143, we recorded all asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. Essentially all of these asset retirement obligations related to our underlying land parcels, including both owned properties and mineral leases. Adoption of this standard resulted in an increase in long-term assets of $44,341,000; an increase in long-term liabilities of $63,152,000; and a cumulative effect of adoption that reduced shareholders' equity and 2003 net earnings by $18,811,000. Additionally, FAS 143 results in ongoing costs related to the depreciation of the assets and accretion of the liability. For the three and nine months ended September 30, 2004, we recognized FAS 143 related operating costs totaling $3,167,000 and $8,951,000, respectively. For the three and nine months ended September 30, 2003, we recognized FAS 143 related operating costs totaling $2,554,000 (including $7,000 related to discontinued operations) and $7,355,000 (including $68,000 related to discontinued operations), respectively. With the exception of the costs related to discontinued operations, all FAS 143 related operating costs are reported within cost of goods sold in our accompanying Condensed Consolidated Statements of Earnings.

Our asset retirement obligations are reported in our accompanying Condensed Consolidated Balance Sheets within the total for other noncurrent liabilities. A reconciliation of the carrying amount of our asset retirement obligations since adoption is as follows (in thousands of dollars):

Asset retirement obligations as of December 31, 2002	$ --
Cumulative effect adjustment Liabilities incurred Liabilities (settled) Accretion expense Revisions up	99,259 -- (5,555) 3,792 11,267
Asset retirement obligations as of September 30, 2003	$ 108,763
Liabilities incurred Liabilities (settled) Accretion expense Revisions up	-- (2,858) 1,338 440
Asset retirement obligations as of December 31, 2003	$ 107,683
Liabilities incurred Liabilities (settled) Accretion expense Revisions up	40 (5,306) 4,019 5,061
Asset retirement obligations as of September 30, 2004	$ 111,497

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

Our standby letters of credit as of September 30, 2004 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 19,437 5,100 1,465	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,002

12.  Acquisitions

For the nine months ended September 30, 2004, we have acquired three aggregates facilities in Tennessee and one aggregates facility in Virginia for a cost of approximately $29,433,000, which was paid in cash. All of these acquisitions related to our Construction Materials segment.

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

As the result of our decision to sell our Performance Chemicals businesses, the results of operations of this business unit, which were previously included in our Chemicals segment's earnings, have been reclassified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

Because the majority of our activities are domestic, sales and assets outside the United States are not material.

Following is the comparative segment financial disclosure (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
NET SALES Construction Materials Chemicals Total	$ 649.3 154.6 $ 803.9	$ 616.3 131.3 $ 747.6	$ 1,665.9 438.0 $ 2,103.9	$ 1,565.0 396.3 $ 1,961.3
TOTAL REVENUES Construction Materials Chemicals Total	$ 723.4 167.8 $ 891.2	$ 685.5 144.4 $ 829.9	$ 1,845.7 479.3 $ 2,325.0	$ 1,729.8 433.7 $ 2,163.5
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND INCOME TAXES Construction Materials Chemicals Total	$ 148.7 10.9 $ 159.6	$ 144.1 (6.3) $ 137.8	$ 312.8 6.8 $ 319.6	$ 282.3 (21.5) $ 260.8

	Sept. 30 2004	Dec. 31 2003	Sept. 30 2003
IDENTIFIABLE ASSETS Construction Materials Chemicals Identifiable Assets General corporate assets and other Cash items Total	$ 2,717.6 483.8 3,201.4 88.0 346.7 $ 3,636.1	$ 2,620.1 518.8 3,138.9 81.3 416.7 $ 3,636.9	$ 2,725.7 524.6 3,250.3 79.1 330.2 $ 3,659.6

14.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (in thousands of dollars):

	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 33,045 58,635	$ 34,886 11,934

15.  Commitments and Contingencies

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarters ended March 30, 2004 and June 30, 2004, we have been named as one of numerous defendants in 218 lawsuits in Mississippi and Texas by 11,009 plaintiffs, seven cases in California with 132 plaintiffs, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, one case in West Virginia with 22 plaintiffs, one case in Illinois with one plaintiff, two cases in Florida with 2 plaintiffs and one case in Ohio with 1 plaintiff. The first of these lawsuits was filed in July 1993, and the most recent case was filed in August 2004. Most of the actions are in state court in the state in which it was filed; however, a number have been removed to Federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, primarily in Texas. In the cases in California, Kentucky, West Virginia, Illinois, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. We are seeking dismissal from the cases in Mississippi, Kentucky, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to Vulcan's product in those states.

As previously reported on Form 10-K for the year ended December 31, 2003, we have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our Geismar, Louisiana, plant in 2001. To date, 87 lawsuits, involving approximately 3,015 named plaintiffs have been filed. A trial for the issues of causation and damages for 10 plaintiffs related to the April 2001 release was held in July 2004. Five of these plaintiffs were dismissed during the trial. A jury awarded the remaining 5 plaintiffs an aggregate award of $201,000. Additionally, on October 5, 2004, the judge granted our motion for summary judgment dismissing approximately 2,000 to 2,100 plaintiffs subject to a show cause hearing in

November. We estimate 1,265 plaintiffs will remain after that hearing. The next cases are bench trials scheduled for the fourth quarter of 2004.

As previously reported on Form 10-K for the year ended December 31, 2003, we are involved in an action filed in November 1998 by the City of Modesto in state court in California. This claim arose from allegations of perchloroethylene contamination of municipal water wells in the City of Modesto and alleges certain claims against us and other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case is currently set for February 2005. We intend to defend this action vigorously.

Although the ultimate outcome is uncertain, it is our opinion that the disposition of these described lawsuits, as well as certain other lawsuits, will not have a material adverse affect on our consolidated financial position.

16.  Subsequent Event

On October 11, 2004, we entered into an agreement to sell essentially all of the assets of our Chemicals segment to a subsidiary of Occidental Chemical Corporation. These assets consist primarily of chloralkali facilities in Wichita, Kansas; Geismar, Louisiana and Port Edwards, Wisconsin and the facilities of our Chloralkali joint venture located in Geismar. The decision to sell the chemicals business was based on our desire to focus our resources on the construction materials business.

The transaction, which has been structured as a purchase of assets, involves an initial cash payment, contingent future payments under two earn-out provisions, and the transfer of certain liabilities. The initial payment will result in net cash proceeds of approximately $155 million after taxes, transaction costs and the cost of acquiring the minority partner's 49% share of the Chloralkali joint venture. In addition to the cash purchase price, we will also be entitled to receive cash payments under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the closing and is capped at $150 million. Payments under the second earn-out will be determined based primarily on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through 2012. Under this earn-out provision, cash plant margin for HCC-240fa in excess of an agreed upon threshold, and after certain capital expenditures, will be shared equally with the purchaser. Based on our outlook for ECU values, natural gas prices and marketplace performance of the HCC-240fa product, we project pretax undiscounted earn-out proceeds of approximately $145 million, although there can be no assurance as to the ultimate amount received. The purchaser will also assume certain liabilities relating to the chemicals business, including the obligation to monitor and remediate historical and future releases of hazardous materials at or from the three plant facilities. We will retain certain other liabilities of the chemicals business.

Closing of the transaction, which is anticipated to occur during the first half of 2005, is subject to customary regulatory and other closing conditions. The total cash costs to be incurred in connection with the transaction are estimated to be approximately $0.02 per diluted share, and consist primarily of transaction fees. As of September 30, 2004, we performed an impairment test of the related long-lived assets. The test indicated no impairment of the Chemicals segment assets. We will continue to assess the Chemicals segment assets for impairment on a quarterly basis or as significant new information becomes available. The assessment will compare the anticipated initial proceeds from the sale of the net assets and our estimate of the probable receipts from the earn-out provisions to the carrying value of the assets. There can be no assurance as to the future amount received from the earn-outs, if any.

As this event was not approved by the Board of Directors until the fourth quarter, the related assets and liabilities are classified as held and used in the accompanying Condensed Consolidated Balance Sheets. The major classes of assets and liabilities for the periods presented were as follows (in millions of dollars):

	Sept. 30 2004	Dec. 31 2003	Sept. 30 2003
Current assets Property, plant and equipment, net Other assets Total assets	$ 116.5 316.9 10.0 $ 443.4	$ 124.7 341.1 10.6 $ 476.4	$ 116.0 348.0 11.1 $ 475.1
Current liabilities Other noncurrent liabilities Total liabilities	$ 57.0 25.7 $ 82.7	$ 49.6 24.1 $ 73.7	$ 51.2 16.2 $ 67.4
Minority interest in a consolidated subsidiary	$ 95.3	$ 92.0	$ 91.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL COMMENTS

Seasonality of our Business

Results of any individual quarter are not necessarily indicative of results to be expected for the year due principally to the effect that weather can have on the sales and production volumes of our Construction Materials segment. Normally, the highest sales and earnings of our Construction Materials segment are attained in the third quarter and the lowest are realized in the first quarter when sales and earnings are substantially below the levels realized in all subsequent quarters of the year.

Segment Earnings

Segment earnings are earnings from continuing operations before interest and income taxes and after allocation of corporate expenses and income, other than interest, to the segment with which it is related in terms of products and services. Allocations are based on a trailing 12-month average capital employed and net sales.

Forward-Looking Statements

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the highly competitive nature of the industries in which we operate; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; and other risks, assumptions and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date hereof, and we assume no obligation to update such statements.

RESULTS OF OPERATIONS

The following comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.

Third Quarter 2004 as Compared with Third Quarter 2003

We announced record third quarter net sales of $803.9 million and earnings from continuing operations of $0.96 per diluted share, a 5% increase from last year's $0.91 per diluted share. Net earnings of $99.0 million, or $0.96 per diluted share approximated last year's record third quarter when net earnings were $99.1 million, or $0.96 per diluted share.

For the quarter, Construction Materials' net sales were $649.3 million, a 5% increase from the prior year's $616.2 million. Net sales benefited from improved pricing for aggregates and ready-mixed concrete and stronger volumes in asphalt. Aggregates pricing increased over 3% and shipments increased modestly over last year's record third quarter levels. Extreme weather in the third quarter had an adverse impact on shipments and plant operations in Georgia, North Carolina, Florida and Alabama. However, in California, Texas, Virginia and Arizona, where markets were not impacted by adverse weather, shipments were strong. Third quarter net sales in our Chemicals segment of $154.6 million increased 18% from the prior year. Third quarter pricing for caustic soda was slightly lower than the prior year, but up significantly from the second quarter. Pricing improved for most other products, including chlorine and chlorinated organics. Sales volumes of 5CP continued to reflect strong growth.

Earnings from continuing operations before interest and income taxes of $159.6 million were up $21.8 million or 16% from the third quarter of 2003. Construction Materials segment earnings were $148.7 million compared to $144.1 million in the prior year. The favorable earnings effects from improved pricing and higher volumes were somewhat reduced by higher costs for diesel fuel and liquid asphalt, healthcare and performance-based compensation. Additionally, higher operating costs in certain plants due to heavy rains and flooding, as well as planned activities related to plant improvement projects, negatively impacted earnings in the quarter. Chemicals recorded segment earnings of $10.9 million, a $17.2 million improvement from the prior year's loss of $6.3 million. Earnings benefited from the aforementioned pricing improvements and continued strong growth in 5CP sales volumes.

Selling, administrative and general expenses of $60.4 million increased $3.6 million or 6% from the prior year third quarter due primarily to higher costs for healthcare and performance-based compensation. Other operating expense of $0.6 million decreased $1.4 million due to higher gains on asset sales and a reduction in asset abandonment costs partly offset by increased environmental remediation accruals. Minority interest in earnings of $2.0 million represented a $0.5 million increase from the comparable prior year as the improved earnings in the Chloralkali joint venture resulted in an increase in the minority partner's share of the earnings.

Interest expense of $9.1 million decreased $4.7 million resulting from the reduction in outstanding debt due to the retirement of $243.0 million of debt in the second quarter of 2004.

Our effective tax rate from continuing operations was 34.7% for the third quarter of 2004, up from the 2003 rate of 24.8% for the comparable period. This increase reflects higher estimated income tax liabilities for open audit years, the recovery in the chemicals business which has a higher effective tax rate and higher state taxes.

Year-to-Date Comparisons as of September 30, 2004 and September 30, 2003

Net sales of $2.1 billion for the first nine months of 2004 increased 7% from the comparable 2003 total of $2.0 billion. Earnings from continuing operations before cumulative effect of accounting changes were $202.7 million, or $1.96 per diluted share. Comparable 2003 earnings were $162.5 million, or $1.58 per diluted share. As described in Note 3 to the Condensed Consolidated Financial Statements, our Performance Chemicals business unit is reported in discontinued operations pursuant to FAS 144. Loss on discontinued operations totaled $1.0 million, or $0.01 per diluted share for the first nine months of 2004 compared with a $6.1 million loss, or $0.06 per diluted share in 2003. The year-to-date September 2003 results included gain on disposal of discontinued operations in the pretax amount of $6.4 million.

The cumulative effect of accounting change in the first quarter of 2003 resulted from our adoption of FAS 143 as described in Note 10 to the Condensed Consolidated Financial Statements. This adoption resulted in a cumulative, one-time, non-cash charge of $18.8 million or $0.18 per diluted share.

Net earnings for the first nine months of 2004 of $201.8 million or $1.95 per diluted share reflected a $1.0 million loss, or $0.01 per diluted share impact, from the divestiture of our Performance Chemicals business unit. Comparatively, the net earnings of $137.6 million or $1.34 per diluted share for the first nine months of 2003 reflected both the $6.1 million loss, or $0.06 per diluted share impact, from the divestiture of our Performance Chemicals business unit, and the $18.8 million charge, or $0.18 per diluted share impact, from the adoption of FAS 143.

Construction Materials' net sales of $1.7 billion were up $100.9 million, or 6%, from the first nine months of 2003. This increase resulted primarily from higher aggregates shipments and prices and higher ready-mixed concrete volumes. Aggregates shipments and pricing increased 5% and 2%, respectively, and ready-mixed concrete volumes increased 10%. The Chemicals segment reported net sales of $438.0 million for the first nine months of 2004, up $41.7 million or 11% from the comparable period in 2003. Volumes for caustic soda, chlorine and chlorinated organics were up from the first nine months of 2003. However, caustic soda pricing, while rising in recent quarters, was lower than the prior year by 25%.

Earnings from continuing operations before interest and income taxes of $319.6 million were up $58.8 million from the first nine months of 2003. Construction Materials' segment earnings were $312.8 million compared to $282.3 million in the prior year. The favorable earnings impact from the aforementioned increase in net sales was partially offset by higher costs for diesel fuel and liquid asphalt, healthcare and performance-based compensation. Year-to-date, the Chemicals segment's earnings improved $28.3 million resulting in earnings of $6.8 million compared to a loss of $21.5 million in the prior year. This earnings improvement was due primarily to increased volume, improved pricing for chlorinated organics products, better results in our Chloralkali joint venture and increased operating leverage resulting from better operating performance and improved plant reliability.

Selling, administrative and general expenses of $172.0 million increased $10.6 million or 7% from the first nine months of 2003 due primarily to increased costs for healthcare and incentive compensation. Other operating income of $2.5 million was favorable $9.7 million as a result of higher gains on sale of assets, lower asset abandonment costs, lower environmental remediation accruals and lower asset impairment charges. Improved results in our Chloralkali joint venture resulted in an increase in the minority partner's interest in earnings of $4.8 million. Other income, net of other charges, of $8.4 million increased $6.7 million due mostly to insurance refunds and lower current year charges related to non-operating liabilities.

Year-to-date interest expense of $31.4 million decreased $9.5 million resulting from the reduction in outstanding debt as $243.0 million in outstanding notes were retired in April as scheduled.

Our effective tax rate from continuing operations was 30.7% for the year, as projected through September 30 2004, up from 27.1% for the comparable period of 2003. This increase reflects higher estimated income tax liabilities for open audit years, the recovery in the chemicals business which has a higher effective tax rate and higher state taxes.

Impact of Subsequent Event on Future Results of Operations

As noted in the Subsequent Event Note to the Condensed Consolidated Financial Statements (Note 16), on October 11, 2004, we entered into an agreement to sell essentially all of the assets of our Chemicals segment to a subsidiary of Occidental Chemical Corporation. Closing of the transaction, which is anticipated to occur during the first half of 2005, will result in the elimination of our Chemicals segment operating results. The total cash costs to be incurred in connection with the transaction are estimated to be approximately $0.02 per diluted share, and consist primarily of transaction fees. We will assess the Chemicals segment assets for impairment on a quarterly basis or as significant new information becomes available. The assessment will compare the anticipated initial proceeds from the sale of the net assets and our estimate of the probable receipts from the earn-out provisions to the carrying value of the assets. There can be no assurance as to the future amount received from the earn-outs, if any.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient financial resources, including cash provided by operating activities and ready access to the capital markets, to fund business requirements in the future including capital expenditures, dividend payments, potential future acquisitions and debt service obligations.

On October 11, 2004, we entered into an agreement to sell essentially all of the assets of our Chemicals segment to a subsidiary of Occidental Chemical Corporation, (See Note 16 to the Condensed Consolidated Financial Statements). Proceeds from the sale will be used for general corporate purposes. We believe that the sale will not have a significant effect on our ability to fund business requirements in the future including capital expenditures, dividend payments, potential future acquisitions and debt service obligations.

Cash Flows

Net cash provided by operating activities equaled $363.6 million in the first nine months of 2004, up nearly 4% from the $351.2 million generated in the same period last year. This $12.4 million increase in cash provided by operating activities resulted primarily from higher cash earnings. Net cash used for investing activities of $139.2 million increased $35.2 million from the first nine months of 2003. This increase in cash used for investing activities resulted from a $26.9 million increase in payments for business acquisitions, a $21.7 million reduction in proceeds from the sale of property, plant and equipment and a $2.2 million increase in capital purchases partially offset by a $15.6 million decrease in investments (including medium-term) and long-term receivables. Net cash used for financing activities increased $206.6 million from the first nine months of 2003 to total $294.5 million for the nine months ended September 30, 2004. This increase in cash used for financing activities resulted primarily from the 2004 scheduled debt payments: $243.0 million in the second quarter and $5.0 million in the third quarter.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $693.3 million at September 30, 2004. This represented a $186.1 million increase from our December 31, 2003 level and a $241.7 million increase from our September 30, 2003 level. Both of these increases resulted primarily from increases in internally generated cash. The increase in working capital from year-end 2003 resulted primarily in a decrease in current maturities of $248.4 million and a seasonal increase of receivables of $97.0 million partially offset by a decrease in cash items of $70.0 million and an increase in notes payable of $19.0 million. The increase in working capital from September 30, 2003 resulted primarily in a decrease in current maturities of $283.5 million and an increase in cash items of $16.5 million.

The current ratio was 2.8 as of September 30, 2004. This compares to the 1.9 ratio at year-end 2003 and the 1.8 ratio at September 30, 2003.

Short-term Borrowings

Short-term borrowings consisted of the following (in thousands of dollars):

	Sept. 30 2004	Dec. 31 2003	Sept. 30 2003
Bank borrowings Commercial paper Total notes payable	$ 8,000 40,000 $ 48,000	$ 29,000 -- $ 29,000	$ 30,500 -- $ 30,500

We issued $40.0 million of commercial paper in the third quarter of 2004 to fund current working capital needs in lieu of liquidating short-term investments with favorable terms. We plan to continue this practice from time to time as circumstances warrant.

Unsecured bank lines of credit totaling $350.0 million were maintained at September 30, 2004, none of which was drawn down. In addition, the Chloralkali joint venture had an uncommitted bank credit facility in the amount of $30.0 million available at September 30, 2004, of which $8.0 million was drawn, as noted above in the bank borrowings.

Current Maturities

Current maturities of long-term debt are summarized below (in thousands of dollars):

	Sept. 30 2004	Dec. 31 2003	Sept. 30 2003
5.75% 5-year notes payable in 2004 Private placement notes Medium-term notes Other notes	$ -- -- -- 1,302	$ 243,000 -- 5,000 1,721	$ 243,000 35,000 5,000 1,783
Total	$ 1,302	$ 249,721	$ 284,783

Scheduled debt payments during 2004 included $243.0 million in the second quarter to retire the 5.75% five-year notes issued in 1999 and $5.0 million in the third quarter to retire an 8.55% medium-term note issued in 1991.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	Sept. 30 2004	Dec. 31 2003	Sept. 30 2003
Long-term obligations: Long-term debt Total long-term obligations	$ 607,158 $ 607,158	$ 607,654 $ 607,654	$ 608,188 $ 608,188
Long-term capital: Long-term debt Deferred income taxes Other noncurrent liabilities Shareholders' equity Total long-term capital	$ 607,158 341,949 268,341 1,946,936 $ 3,164,384	$ 607,654 338,913 252,518 1,802,836 $ 3,001,921	$ 608,188 361,312 248,002 1,765,173 $ 2,982,675
Long-term obligations as a percent of: Long-term capital Shareholders' equity	19.2% 31.2%	20.2% 33.7%	20.4% 34.5%

The calculations of total debt to total capital are summarized below (amounts in thousands, except percentages):
	Sept. 30 2004	Dec. 31 2003	Sept. 30 2003
Debt: Current maturities of long-term debt Notes payable Long-term debt Total debt	$ 1,302 48,000 607,158 $ 656,460	$ 249,721 29,000 607,654 $ 886,375	$ 284,783 30,500 608,188 $ 923,471
Capital: Total debt Shareholders' equity Total capital	$ 656,460 1,946,936 $ 2,603,396	$ 886,375 1,802,836 $ 2,689,211	$ 923,471 1,765,173 $ 2,688,644
Ratio of total debt to total capital	25.2%	33.0%	34.3%

In the future, the ratio of total debt to total capital will depend upon specific investment and financing decisions. Nonetheless, management believes our cash-generating capability, combined with our financial strength and current business diversification, can comfortably support a ratio of 30% to 35%. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash flow or issuing debt or equity securities.

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

Our standby letters of credit as of September 30, 2004 are summarized in the table below (in thousands of dollars):
	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 19,437 5,100 1,465	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 26,002

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest annual report on Form 10-K. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent annual report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

Additionally, we consider that the following expanded policies on income taxes and impairment of long-lived assets excluding goodwill to be critical accounting policies due to the significant level of estimates, assumptions and judgments and their potential impact on our consolidated financial statements.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. On an interim basis, we estimate the annual tax rate based upon projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

In accordance with SFAS No. 109, "Accounting for Income Taxes" (FAS 109), we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made.

The Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes, Special Areas" (APB 23), does not require United States income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We have determined that foreign earnings are to be repatriated as soon as practicable, therefore, United States income taxes are provided when foreign earnings are recorded.

We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions are likely to be challenged and that our position may not be fully sustained. The tax contingency accruals are adjusted due to changing circumstances, such as the progress of tax audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency accruals as considered appropriate by management.

A number of years may elapse before a particular matter, for which we have recorded a contingent liability, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. In the United States, the Internal Revenue Service has substantially completed its audits of our tax years 1999 through 2001. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our tax contingency accruals are adequate to address known tax contingencies. Favorable resolution of such contingencies could be recognized as a reduction in our effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. Our tax contingency accruals are presented in the balance sheet within current liabilities.

Impairment of Long-lived Assets Excluding Goodwill

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the projected future undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

In connection with the planned disposition of the Chemicals segment (as noted in Note 16 to the Notes to Condensed Consolidated Financial Statements), we performed an impairment test of the related long-lived assets. As of the September 30, 2004 measurement date, the test indicated no impairment of the Chemicals segment assets. The impairment test was based on our estimate of the probability of selling the business as compared to continuing to operate the business as of September 30, 2004. Under the sale estimate, the fair value is comprised of the initial proceeds from the sale of the net assets and our current estimate of the likely receipts from the earn-out provisions based on an expected future cash flow analysis. We will continue to reevaluate the Chemicals segment for potential impairment of the long-lived assets on a quarterly basis or as significant new information becomes available.

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

William F. Denson, III Secretary Vulcan Materials Company 1200 Urban Center Drive Birmingham, Alabama 35242

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas. The fair values of these contracts were as follows: September 30, 2004 - $2,307,000 favorable; December 31, 2003 - $4,246,000 favorable; and September 30, 2003 - $1,865,000 favorable. As a result of a hypothetical 10% reduction in the price of natural gas, we would experience a potential decline in the fair value of our underlying commodity swap and option contracts based on the fair value at September 30, 2004 of approximately $931,000.

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of our debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50,000,000. Under this agreement, we pay a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty. The six-month LIBOR rates approximated 2.20% at September 30, 2004. The interest rate swap agreement is scheduled to terminate February 1, 2006 coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240,000,000. The realized gains and losses upon settlement related to the interest rate swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. The estimated fair values of this agreement were as follows: September 30, 2004 - $25,000 unfavorable and December 31, 2003 - $302,000 favorable.

We do not enter into derivative financial instruments for speculative or trading purposes.

At September 30, 2004, the estimated fair market value of our debt instruments was $656,846,000 as compared to our book value of $608,460,000. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $19,601,000.

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

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarters ended March 30, 2004 and June 30, 2004, we have been named as one of numerous defendants in 218 lawsuits in Mississippi and Texas by 11,009 plaintiffs, seven cases in California with 132 plaintiffs, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, one case in West Virginia with 22 plaintiffs, one case in Illinois with one plaintiff, two cases in Florida with 2 plaintiffs and one case in Ohio with 1 plaintiff. The first of these lawsuits was filed in July 1993, and the most recent case was filed in August 2004. Most of the actions are in state court in the state in which it was filed; however, a number have been removed to Federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, primarily in Texas. In the cases in California, Kentucky, West Virginia, Illinois, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. We are seeking dismissal from the cases in Mississippi, Kentucky, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to Vulcan's product in those states.

As previously reported on Form 10-K for the year ended December 31, 2003, we have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our Geismar, Louisiana, plant in 2001. To date, 87 lawsuits, involving approximately 3,015 named plaintiffs have been filed. A trial for the issues of causation and damages for 10 plaintiffs related to the April 2001 release was held in July 2004. Five of these plaintiffs were dismissed during the trial. A jury awarded the remaining 5 plaintiffs an aggregate award of $201,000. Additionally, on October 5, 2004, the judge granted our motion for summary judgment dismissing approximately 2,000 to 2,200 plaintiffs, subject to a show cause hearing in November. We estimate 1,265 plaintiffs will remain after that hearing. The next cases are bench trials scheduled for the fourth quarter of 2004.

As previously reported on Form 10-K for the year ended December 31, 2003, we are involved in an action filed in November 1998 by the City of Modesto in state court in California. This claim arose from allegations of perchloroethylene contamination of municipal water wells in the City of Modesto and alleges certain claims against us and other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case is currently set for February 2005. We intend to defend this action vigorously.

Although the ultimate outcome is uncertain, it is our opinion that the disposition of these described lawsuits, as well as certain other lawsuits, will not have a material adverse affect on our consolidated financial position.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
                  of Equity Securities

Our Board of Directors previously authorized a share repurchase program under which we may purchase up to 12,000,000 shares of the Company's outstanding common stock. As of September 30, 2004, the number of shares remaining under this authorization was 8,473,988. We may make repurchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3(a) - By-laws, as restated February 2,1990, and as last amended May 14, 2004.

Exhibit 31(a) - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on July 29, 2004, pursuant to which we furnished our earnings release dated July 28, 2004, regarding our second quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date       October 29, 2004

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer

