Form 10-K
period 2004-12-31
VULCAN MATERIALS CO
filed 2005-03-14
CIK 103973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes   X   No

Aggregate market value of voting stock held by non-affiliates as of June 30, 2004:	$4,839,259,694
Number of shares of common stock, $1.00 par value, as of February 28, 2005:	102,920,134
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
(2)

Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 13, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY Annual Report On Form 10-K Fiscal Year Ended December 31, 2004 CONTENTS

Part	Item		Page
I	1 2 3 4	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	2 8 11 13
II	5 6 7 7A 8 9 9A 9B

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
Other Information

			14 15 16 16 16 16 16 17
III	10 11 12 13 14

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners and
   Management and Related Stockholder Matters
Certain Relationships and Related Transactions
Principal Accountant Fees and Services

			17 17 17 17 18
IV	15	Exhibits and Financial Statement Schedules	18
	--	Signatures	22

<PAGE 1>
PART I

Item 1.  Business

         Vulcan Materials Company, a New Jersey corporation incorporated in 1956, and its subsidiaries ("the Company," "Vulcan," "we" or "our") are principally engaged in the production, distribution and sale of construction materials ("Construction Materials"). Vulcan is the nation's largest producer of construction aggregates, a major producer of asphalt and ready-mixed concrete.

Announced Divestiture of Chemicals Business

         On October 11, 2004, Vulcan Materials Company ("Vulcan") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") among Vulcan, Vulcan Chloralkali, LLC (the "Joint Venture"), a Delaware limited liability company 51% owned by Vulcan, and Basic Chemicals Company, LLC ("Basic Chemicals"), a wholly owned subsidiary of Occidental Chemical Corporation ("Occidental Chemical"). The obligations of Basic Chemicals to Vulcan under the Asset Purchase Agreement are supported by a guarantee agreement delivered to Vulcan by Occidental Chemical. Except with respect to the Asset Purchase Agreement, there are no material relationships between Vulcan and its affiliates (including the Joint Venture), on the one hand, and Basic and Occidental Chemical, on the other hand.

         The Asset Purchase Agreement provides for the sale of the assets comprising Vulcan's chemicals business, which consist primarily of chloralkali plants in Wichita, Kansas, Geismar, Louisiana and Port Edwards, Wisconsin, as well as the assets of the Joint Venture located in Geismar, Louisiana (the "Chemicals Business"). As consideration for the sale of the Chemicals Business, Basic Chemicals
-	will make an initial cash payment to Vulcan at closing;
-

will assume certain liabilities relating to the Chemicals Business, including the obligation to monitor and remediate historical and future releases of hazardous materials at or from the three plant sites; and

-	may also be required to make contingent future payments to Vulcan under two separate earn-out structures.

Vulcan will retain certain other liabilities of the Chemicals Business not being assumed by Basic Chemicals.

         Subject to adjustments for working capital charges, the initial asset sale price is expected to result in net cash receipts of approximately $155 million. This amount is after taxes, transaction costs and the cost of acquiring the minority partner's 49% share of the Chloralkali joint venture, which is dependent upon and will occur concurrently with the closing of the sale. In addition to the cash sale price, we will also be entitled to receive cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the closing. This earn-out is capped at $150 million and will be accounted for as a derivative instrument. Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out will be determined based primarily on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through 2012. Under this earn-out provision, cash plant margin for 5CP in excess of an agreed-upon threshold, and after certain capital expenditures, will be shared equally with the purchaser.

         Closing of the transaction, which is currently anticipated to occur during the first half of 2005, is subject to customary regulatory and other closing conditions. The total cash costs to be incurred in connection with the transaction are estimated to be approximately $0.02 per diluted share, and consist primarily of transaction fees. We performed an impairment test of the related long-lived assets as of December 31, 2004. As of the December 31, 2004 measurement date, the test indicated no impairment of the Chemicals business assets. We will continue to assess the Chemicals business assets for impairment on a quarterly basis or as significant new information becomes available. These future assessments will compare the anticipated initial proceeds from the sale of the net assets and our estimate of the probable receipts from the earn-out provisions to the carrying value of the assets, which could change materially in the near future. There can be no assurance as to the future amount received from

<PAGE 2>

the earn-outs, if any. For further information regarding this transaction and its accounting treatment, see Note 2 "Discontinued Operations, Assets Held for Sale and Liabilities of Assets Held for Sale" to the financial statements, which is incorporated hereby by reference.

Continuing Operations - Construction Materials

         Our Construction Materials business consists of the production, distribution and sale of construction aggregates and other construction materials and related services. Construction aggregates include crushed stone, sand and gravel, rock asphalt and recrushed concrete. Aggregates are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Construction aggregates constituted approximately 73% of the dollar volume of Construction Materials' 2004 net sales, as compared to 72% in 2003 and 71% in 2002. The remaining sales in the Construction Materials business result primarily from other products and services including asphalt mix and related products, ready-mixed concrete, trucking services, and water transportation services.

         Each type of aggregate is sold in competition with producers of other types of aggregates, as well as the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in proximity to production facilities. Noteworthy exceptions are the areas along the Mississippi, Tennessee-Tombigbee and James River systems, and along the Gulf Coast and South Atlantic Coast, which are served from remote quarries by barge or ocean-going vessels and other rail-served quarries. Our Construction Materials business serves markets in 25 states, the District of Columbia and Mexico. Shipments of all construction aggregates totaled approximately 243.1 million tons in 2004.

         In 2004, we spent approximately $34.6 million on acquisitions. These acquisitions included three aggregates facilities in Tennessee, one in South Carolina and one in Virginia.

         At the end of 2004, we operated 210 aggregates production facilities, including recrushed concrete plants, located in 17 states and Mexico. These aggregates facilities included 162 crushed stone plants, 29 sand and gravel plants and 19 plants producing other aggregates (principally recycled concrete). Reserves largely determine the ongoing viability of an aggregates business. For a discussion of our estimated proven and probable aggregates reserves as of the end of 2004, see Item 2 "Properties" below. We believe that Construction Materials' raw material reserves are sufficient for predicted production levels for the foreseeable future. We do not anticipate any material difficulties in either the number of sources or availability of raw materials in the near future.

         In addition to our aggregates production facilities, we operated 67 truck, rail and water distribution yards, located in select market areas, for the sale of aggregates products. Our other facilities included 39 asphalt plants; 23 ready-mixed concrete plants; and another 17 operations related to service and repair and transportation operations.

         The key end-use customers for our aggregates products include heavy construction and paving contractors; residential and commercial building contractors; concrete products manufacturers; state, county and municipal governments; and railroads. We serve our customers by truck, rail and water distribution networks. During 2004, domestic and international operations served markets in 21 states, the District of Columbia and Mexico with a full line of aggregates, and 4 additional states with railroad ballast only.

         Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries or to develop new quarries in some markets. Although we cannot predict what governmental policies will be adopted in the future regarding environmental controls which affect the construction materials industry, we believe that future environmental control costs will not have a materially adverse effect upon our business. Furthermore, any future land use restrictions in some markets could make zoning and permitting more difficult. Any such restrictions, while potentially curtailing expansion or acquisitions in certain areas, could also enhance the value of our reserves at existing locations by restraining the entry or continuing operations of competitors in those areas.

<PAGE 3>

         Construction Materials strives to maintain a sufficient level of inventory of its aggregates to meet delivery requirements of its customers. The Construction Materials business generally provides for standard payment terms, similar to those customary for the construction aggregates industry, of payment within 30 days of being invoiced.

Discontinued Operations - Chemicals

        As discussed above, we have entered into an agreement to divest our Chemicals business. See page 2 of this report. In 2004, we operated under the Vulcan Chemicals name, and managed our line of chloralkali products and related businesses.

         The Chemicals business delivers its products upon receipt of orders or requests from customers. On occasion, when necessary to conform to regional industry practices, we have sold product under various payment terms.

         Following is a summary of the principal products produced by Vulcan Chemicals, and the industry and uses for which the products are primarily sold:
Product	Industry	Use
Chlorine	Water Management; Chemical Processing	- potable water disinfection - sewage treatment - removal of impurities from recycled aluminum - raw material for production of various chlorinated products
Caustic Soda	Food and Pharmaceutical; Energy; Pulp and Paper	- production of soaps and detergents - water demineralization at electrical facilities - sulfur removal from gas and coal facilities - kraft and sulfur pulping processes
Caustic Potash (potassium hydroxide)	Food and Pharmaceutical	- production of soap and detergents - fertilizers - deicing
Hydrochloric Acid	Energy; Food and Pharmaceutical	- stimulation of oil and gas wells - production of fructose corn syrup
Sodium Chlorite	Water Management; Environmental Compliance	- biocide and oxidant for water treatment
Ethylene dichloride (EDC)	Manufacturing	- manufacture of PVC
Pentachlorophenol	Wood Preservation	- wood preservative for utility poles
HCC-240fa (5CP)	Refrigerant/Foam-Blowing	- refrigeration insulation
Potassium carbonate	Manufacturing; Chemical Processing	- manufacture of screen glass, rubber antioxidants, cleansers and other chemicals
Chlorinated Solvents	Fluorochemicals; Silicones; Chemical Processing; Cleaning; Aerosols	- chemical intermediates - coatings and inks - dry cleaning - fluorocarbon production - foam production - drug processing - metal cleaning - paint stripping - silicon production

         The Chloralkali business unit's sales to the chemical processing industry serve companies that produce organic and inorganic chemical intermediates and finished products. Products sold in this market include hydrochloric acid, chlorine, caustic soda, caustic potash, potassium carbonate and various chlorinated

<PAGE 4>

hydrocarbons. We also sell chloroform, perchloroethylene and other chlorinated hydrocarbons to the fluorocarbons market as feedstocks for manufacturing refrigerants.

         Vulcan Chemicals includes a joint venture with Mitsui & Co., Ltd., for the production and distribution of EDC, chlorine and caustic soda. This joint venture is structured to take advantage of our production capabilities and Mitsui's access to global EDC markets. Mitsui, the world's leading EDC trader, purchases all of the EDC output of our joint venture facility.

         Underground reserves of salt, a basic raw material used by Vulcan Chemicals in the production of chlorine and caustic soda, are located near our Wichita, Kansas and Geismar, Louisiana plants. We own or lease salt reserves at Wichita and Geismar, as discussed in Item 2 below. We purchase salt for our Port Edwards, Wisconsin plant from several regional supply sources. Ethylene, methanol and vinyl chloride monomer, the major raw materials used by Vulcan Chemicals, are purchased from several different suppliers. Sources of salt, ethylene, methanol, vinyl chloride monomer and various other raw material chemicals are believed to be adequate for our operations, and we do not anticipate any material difficulty in obtaining necessary raw materials.

         In the 1990s, the production of carbon tetrachloride and methyl chloroform for emissive uses was phased out to a large extent because of the ozone-depleting properties of these chemicals. In 2002, we completed construction of a plant at our Geismar complex that produces 5CP, a feedstock to make new environmentally-friendly fluorocarbons that will replace ozone-depleting hydrochlorofluorocarbons. Under a long-term agreement, we supply 5CP to Honeywell Fluorine Products Group for its plant which is also located in Geismar. The resulting foam-blowing agent offers environmental benefits over ozone-depleting compounds and it exhibits comparable or superior insulation performance.

Financial Results

         Net sales, total revenues, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term obligations and cash dividends declared per common share for the five years ended December 31, 2004, are reported under Item 6 below.

Competition and Customers

         All of our products are marketed under highly competitive conditions, including competition in price, service and product performance. There are a substantial number of competitors in both the Construction Materials and Chemicals businesses.

         We are the largest construction aggregates producer in the United States. We estimate that the top ten producers in the nation represent approximately a third of the total national market, resulting in highly fragmented markets in some areas. Therefore, depending on the market, we compete with a number of large, national and small, local producers. Since construction aggregates are expensive to transport relative to their value, a main competitive factor in the construction aggregates business is having a transportation advantage over competitors. Our strategy is to gain a significant market presence in the metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. We have facilities located on waterways and rail lines which substantially increase our geographic market reach through the availability of lower rail and water transportation cost per unit. Construction Materials sells a small amount of construction aggregates outside of the United States. Nondomestic net sales by Construction Materials were $7,580,000 in 2004, $6,884,000 in 2003 and $4,422,000 in 2002.

         Vulcan Chemicals competes throughout the United States with numerous companies, including some of the nation's largest chemical companies, in the production and sale of our lines of chemicals. We compete principally on the basis of quality, price and technical support for our products and also competes for sales to customers outside the United States, primarily in Asia, South America and Europe. Vulcan Chemicals' net sales to foreign customers were $41,126,000 in 2004, $30,956,000 in 2003 and $27,491,000 in 2002.

<PAGE 5>

         No material part of the Construction Materials or Chemicals business of Vulcan is dependent upon one or a few customers, the loss of which would have a materially adverse effect on Vulcan. Our products are sold principally to private industry. Although historically over 40% of our construction materials sales have gone into public works projects, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, we do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts as a result of state or federal government elections.

Research and Development Costs

         We conduct research and development activities for both of our businesses: Construction Materials' research and development facility is located in Birmingham, Alabama; Chemicals' research and development laboratory is located in Wichita, Kansas. In general, our research and development efforts are directed toward new and more efficient uses of our Construction Materials and Chemicals products, as well as the production or processing efficiencies for our Chemicals products. We spent approximately $1,341,000 in 2004, $1,440,000 in 2003 and $1,240,000 in 2002 on research and development activities for within Construction Materials. We spent approximately $3,774,000 in 2004, $4,636,000 in 2003 and $4,513,000 in 2002 on research and development activities with Chemicals.

Environmental Costs and Governmental Regulation

         We estimate that capital expenditures for environmental control facilities in 2005 and 2006 will be approximately $14,575,000 and $5,414,000, respectively, for Construction Materials, and $6,685,000 and $2,200,000, respectively, for Chemicals, if the divestiture of Chemicals is not completed in 2005, contrary to our current expectations.

         Certain operations of our Chemicals business are subject to the Resource Conservation and Recovery Act ("RCRA"). Under the corrective action requirements of RCRA, the Environmental Protection Agency ("EPA") must identify facilities subject to RCRA's hazardous waste permitting provisions where past practices have caused releases of hazardous waste or constituents thereof. The owner of any such facility is then required to conduct a Remedial Facility Investigation ("RFI") defining the nature and extent of any such releases. If the results of the RFI determine that constituent concentrations from any such release exceed action levels specified by the EPA, the facility owner is further required to perform a Corrective Measures Study ("CMS") identifying feasible technological alternatives for addressing these releases. Depending upon the results reported to the EPA in the RFI and CMS, the EPA subsequently may require a Corrective Measures Implementation ("CMI") by the facility owner, such as implementation of a cleanup plan developed by the EPA based on the RFI and CMS.

         Our Port Edwards plant has completed its required clean-up and will not incur any RFI and CMS costs going forward. We expect to incur RFI and CMS costs over the next several years at our Geismar and Wichita chemical manufacturing facilities. Upon the consummation of the sale of Chemicals, however, liability for these costs will become the responsibility of the purchaser. For each of these two facilities, the RFI and CMS results will determine whether the EPA subsequently requires a CMI to address releases at the facility, and the scope and cost of any such CMI. With respect to those RFI and CMS costs that currently can be reasonably estimated, we have determined that our accrued reserves are adequate to cover such costs. The total costs that we may ultimately incur in connection with discharging our obligations under RCRA's corrective action requirements have been estimated and accrued based on information currently available to us; however, there is no assurance that the actual costs, when incurred, will not exceed our current expectations.

         Our Construction Materials operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, water discharge, air quality, dust control, zoning and permitting. Construction Materials operations are also subject to applicable state and federal mining regulations. In 1997, the Environmental Protection Agency ("EPA") promulgated changes to the National Ambient Air Quality Standards. These changes included modifying the existing PM10 standards, and introduced a new fine particulate PM2.5 standard (particles smaller than 2.5 microns in diameter). These revised standards will eventually affect many areas of the country by requiring a re-evaluation of whether the areas are in "attainment" with the new

<PAGE 6>

standards. However, testing jointly conducted by our leading industry trade association (the National Stone, Sand and Gravel Association) and EPA has indicated that crushed stone, sand and gravel operations are not major sources of fine particulate (PM2.5) emissions. As such, we do not currently believe that the costs associated with compliance with the new standards will have a material adverse effect on our operations.

         Vulcan is frequently required by state or local regulations or contractual obligations to reclaim its former mining sites. These reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the useful life of the owned or leased mining site. To determine the fair value, we estimate the cost of a third party performing the reclamation, adjusted for inflation and risk. All reclamation obligations are reviewed at least annually. See Notes 1 and 17 to the Consolidated Financial Statements on pages 38 and 53-54, respectively, of the 2004 Annual Report to Shareholders. Reclaimed quarries often have a future use in commercial or residential development or as reservoirs or landfills. No potential future cash flows from these anticipated future users have been used to offset or reduce the estimated reclamation liability.

Patents and Trademarks

         As of March 1, 2005, we own, have license or other rights under or against, or have made applications for approximately 100 patents now issued or pending in the United States and various other countries, as well as four trademarks registered or pending registration in the United States and other countries. These patents, patent applications and trademarks relate to our businesses (primarily, our Chemicals business). We believe our patents, patent applications and trademarks are valuable both individually and in the aggregate to our operations, but no single patent, patent application or trademark is material to the conduct of our business as a whole.

Other Information Regarding Vulcan

         Our principal sources of energy are electricity, natural gas and diesel fuel. We do not anticipate any material difficulty in obtaining the required sources of energy for our operations.

         In 2004, Construction Materials employed an average of 7,238 people. Vulcan Chemicals employed an average of 952 people. Our corporate office employed an average of 220 people.

         Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather can have on the sales and production volume of the Construction Materials business. Normally, the highest sales and earnings of the Construction Materials business are attained in the third quarter and the lowest are realized in the first quarter. Cyclical swings in the construction industry brought on by the level of interest rates and by public spending on infrastructure can impact our earnings.

         We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding either of our businesses or our business considered as a whole.

Investor Information

        We make available on our website, vulcanmaterials.com, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission ("SEC") on its EDGAR database. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to William F. Denson, III, Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

         We have a Business Conduct Policy applicable to all employees. Additionally, we have adopted a Code of Ethics for our Senior Financial Officers. Copies of the Business Conduct Policy and Senior Financial Officer Code of Ethics are available on our website at vulcanmaterials.com. If we make any amendment to, or waiver of, any

<PAGE 7>

provision of the Senior Financial Officer Code of Ethics, we will disclose such information on our website. Our Board of Directors has also adopted Corporate Governance Guidelines and charters of our Audit Committee, Compensation Committee, and Governance Committee to meet all SEC and New York Stock Exchange regulatory requirements. All of these documents are available on our website or you may request a copy of such documents in writing to William F. Denson, III, Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

Item 2. Properties

Construction Materials

         We have 191 locations in the United States and Mexico at which we engage in the extraction of stone, sand and gravel. The following map shows the locations of our stone quarries and sand and gravel facilities.

<PAGE 8>

         Our current estimate of approximately 10,862 million tons of zoned and permitted aggregates reserves reflects an increase of 295 million tons from the estimate at the end of 2003. We believe that the quantities of zoned and permitted reserves at our aggregates facilities are sufficient to result in an average life of approximately 48 years at present operating levels. In calculating the average life of 48 years, we assumed an annual operating aggregates production rate of 225 million tons. See Note 1 to the following table for a description of our method employed for estimating the life of reserves. This table presents, by regional division, the estimated aggregates reserve life and the percentage of aggregates reserves by rock type.

		Percentage Aggregates Reserves by Rock Type
	Estimated Years of Life (1)	Limestone	Granite	Sand & Gravel	Other (2)
By Regional Division:
Mideast	60	7.0%	39.3%	1.2%	52.5%
Midsouth	73	98.7%	-	1.3%	-
Midwest	44	98.5%	-	1.5%	-
Southeast	49	8.2%	91.8%	-	-
Southern and Gulf Coast	44	98.5%	-	0.8%	0.7%
Southwest	36	91.2%	-	-	8.8%
Western	21	-	-	85.8%	14.2%
Total	48	51.8%	27.4%	5.8%	15.0%

________________________________
(1)

Estimated years of life of aggregates reserves are based on the average annual rate of production of each regional division for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary. For 2004, the total three-year average annual rate of production was 225 million tons based on the annual rate of production, as follows: 2004 - 235 million tons, 2003 - 223 million tons and 2002 - 216 million tons.

(2)	Other: amphibolite, argillite, basalt, diabase, diorite, gabbro, gneiss, latite, quartzite, rock asphalt, sandstone, and traprock.

         The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.

         Of the 191 permanent reserve-supplied aggregates production facilities which we operate, 71 (representing 46% of total reserves) are located on owned land, 34 (representing 22% of total reserves) are on land owned in part and leased in part, and 86 (representing 32% of total reserves) are on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates, which range from 2005 to 2104. Most of our leases have options to extend them well beyond their current terms by renewals at our discretion.

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

<PAGE 9>
Location of Quarry (nearest major metropolitan area)	Product	Average Annual Production Rate (millions of tons)	Estimated Years of Life At Average Rate of Production (1)	Nature of Interest	Lease Expiration Date, if Applicable	Distribution Method
Playa Del Carmen, Mexico	Limestone	7.3	97.0	Owned	-	ocean-going vessels, truck
McCook (Chicago), Illinois	Limestone	7.1	90.8	Owned	-	truck
Grayson (Atlanta), Georgia	Granite	1.8	Over 100	Owned	-	truck
Rockingham (Charlotte), North Carolina	Granite	3.7	77.1	28% Leased 72% Owned	(2)	truck, rail
Gray Court (Greenville), South Carolina	Granite	0.9	Over 100	Owned	-	truck
Grand Rivers (Paducah), Kentucky	Limestone	7.5	26.1	Leased	(3)	truck, rail, barge
Hanover (Harrisburg), Pennsylvania	Limestone	3.5	56	Owned	-	truck, rail
Jack (Richmond), Virginia	Granite	0.8	Over 100	39% Leased 61% Owned	(4)	truck, rail, barge
Calera (Birmingham), Alabama	Limestone	3.2	52.4	Owned	-	truck, rail
Gold Hill (Charlotte), North Carolina	Argillite	1.1	Over 100	71% Leased 29% Owned	(5)	truck, conveyor

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

(2)	Leases expire as follows: 29% in 2025, 54% in 2027 and 17% in 2036.
(3)	Lease does not expire until reserves are exhausted. Surface rights at the Paducah, Kentucky facility are owned.
(4)	Lease renewable by us through 2059.
(5)	Lease expires as follows: 89% in 2058 and 11% in 2044.

Chemicals

         Vulcan Chemicals operates production facilities in Wichita, Kansas, Geismar, Louisiana, and Port Edwards, Wisconsin. With a few exceptions, the Geismar and Wichita facilities produce the full line of products manufactured by Vulcan Chemicals. The Port Edwards plant produces chlorine, caustic soda, hydrochloric acid, caustic potash and potassium carbonate.

         All of the facilities at Wichita are located on a 2,271-acre tract of land that we own. We hold mineral rights for salt, which is used in production at this facility, under two leases that are automatically renewable from year-to-year unless terminated by us and under several other leases that may be kept in effect so long as production from the underlying properties is continued. In addition, we own 160 acres of salt reserves and 108 acres of water reserves. We maintain an electric power cogeneration facility at the Wichita plant site which is capable of generating approximately one-third of the plant's electricity and two-thirds of the plant's process steam requirements. We have placed this cogeneration facility in reserve and are purchasing all of our requirements for electric power from a local utility at favorable rates pursuant to a long-term agreement. Through a separate

<PAGE 10>

agreement with this utility, we operate our cogeneration unit upon the request of the utility at various times during the summer peak electricity demand period, selling the cogenerated electricity to the utility at profitable rates.

         The facilities at Geismar are located on a 2,185-acre tract of land that we own. We hold mineral rights for salt, which is used in the production process, under a lease which may be extended, at our option, through January 2037. Included in the facilities at the Geismar plant are the operations associated with the joint venture with Mitsui & Co., Ltd. Long-term contracts with the regional utility are in place to supply the electrical power requirements of the Geismar facility, including the joint venture plant.

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

Other Properties

         The headquarters for the corporate staff, the staffs for Construction Materials, including the Southern and Gulf Coast Division, and Chemicals are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2013 and consists of approximately 189,000 square feet. The annual rental for the current term and the five-year renewal period are $3.2 million and $3.4 million, respectively.

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

         We are also a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the probable outcome of, or the amount of liability, if any, under these lawsuits, especially where the cases involve possible jury trials with as yet undetermined jury panels. In our opinion, the disposition of these lawsuits will not adversely affect our consolidated financial position, results of operation and cash flows to a material extent. In addition to those lawsuits in which we are involved in the ordinary course of business, certain other legal proceedings are more specifically described below. It is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position, results of operation and cash flows to a material extent.

         We are involved in an action filed in November 1998 by the City of Modesto in state court in California. This claim arose from allegations of perchloroethylene contamination of municipal water wells in the City of Modesto and alleges certain claims against us and other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case is currently underway, however, it is not likely that jury selection will begin before late March or April 2005. We have retained counsel in this case and intend to defend this action vigorously.

        Other perchloroethylene cases involve claims of IBM employees who allege personal injury as a result of workplace exposure at IBM semiconductor manufacturing plants. We are named as a defendant, along with IBM and other chemical manufacturers, in approximately 17 lawsuits involving more than 230 plaintiffs in state court in Westchester County, New York. We are engaged in discussions with plaintiffs' counsel to resolve this matter. No plaintiff's claim in which we are a named defendant is currently set for trial. We have retained counsel in all of these cases and plan to defend the claims vigorously, absent resolution of these claims through discussions with plaintiffs' counsel.

<PAGE 11>

         We have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our Geismar, Louisiana plant in 2001. As of this filing, 87 lawsuits involving approximately 3,015 named plaintiffs have been filed. A trial for the issues of causation and damages for 10 plaintiffs related to the April 2001 release was held in July 2004. Five of these plaintiffs were dismissed during the trial. A jury awarded the remaining five plaintiffs an aggregate award of $201,000. Additionally, on October 5, 2004, the judge granted our motion for summary judgment dismissing approximately 2,000 to 2,200 plaintiffs. The next jury trial is scheduled for May 2, 2005 in Ascension Parish, Louisiana.

         In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation ("IDOT"), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9 mile section of Joliet Road that bisects our McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to "repair, restore, and maintain" the road or, in the alternative, judgment for the cost to "improve and maintain other roadways to accommodate" vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that will further damage the road. Discovery is ongoing.

         We have been named as one of numerous defendants in 225 lawsuits in Mississippi and Texas by 11,264 plaintiffs, five cases in California with five plaintiffs, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, two cases in West Virginia with 23 plaintiffs, three cases in Florida with three plaintiffs and one case in Ohio with one plaintiff. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, primarily in Texas. In the cases in California, Kentucky, West Virginia, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting occurred. The first of these lawsuits was filed in July 1993, and the most recent case was served in January 2005. Most of the actions are in state court in the state in which the actions were filed; however, a number have been removed to Federal district court. We are seeking dismissal from the cases in Mississippi, Kentucky, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to Vulcan's product in those states.

         In November 2002, we received a Directive and Notice to Insurers Nos. 2002-9 and 2002-10 (collectively, the "Directives") from the New Jersey Department of Environmental Protection ("NJDEP"). The NJDEP asserts in its Directives that the respondents named therein, including us, are strictly and jointly and severally liable under state law (specifically, the New Jersey Spill Compensation and Control Act, N.J.S.A 58:10-23.11) with respect to certain environmental conditions that allegedly affect two former asphalt plant sites. These two sites are referred to in the Directives as, respectively, the Roseland site, located in Essex County, New Jersey, and the Rockaway site, located in Morris County, New Jersey, (collectively, the "Sites"). On November 4, 2003, we executed NJDEP Administrative Consent Orders ("ACOs") concerning the two Sites. We agreed under these ACOs to complete the investigation and remediation of each of the Sites, and thereby resolve our liabilities, if any, in regard to the claims asserted by the NJDEP in its Directives. Furthermore, we intend to seek contribution from the former owners and operators of the Sites for all costs we have incurred or will incur under the ACOs. We never operated either of the Sites. Prior to the sale to the current owner during the mid-1990's, the Sites were owned and operated by Tarmac Minerals, Inc. We acquired the stock of Tarmac Minerals, Inc. in October 2000 as part of the Tarmac acquisition.

         Note 12, Other Commitments and Contingencies on pages 51 and 52 of our 2004 Annual Report to Shareholders is hereby incorporated by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         Certain of the matters and statements made herein or incorporated by reference into this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-

<PAGE 12>

looking statements can be identified by the use of words such as "anticipate," "may," "believe," "estimate," "project," "expect," "intend" and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, we may from time to time make other oral or written forward-looking statements. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, general business conditions; the timing and amount of federal, state and local funding for infrastructure; the completion of the sale of our Chemicals business unit; the timing and amount, if any, of the payments to be received under two earn-outs contained in the agreement for divestiture of our Chemicals business; the highly competitive nature of each of the industries in which we operate; pricing of our products; weather and other natural phenomena; energy costs; the cost of hydrocarbon-based raw materials; increasing healthcare costs; the risks set forth in Item 3 "Legal Proceedings," Note 12 "Other Commitments and Contingencies," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A "Quantitative and Qualitative Disclosures About Market Risk"; and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore the statements may turn out to be wrong. Consequently, we cannot guarantee the accuracy of the forward-looking statements. Actual future results may vary materially from currently anticipated results.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

Executive Officers of Registrant

         The names, positions and ages, as of March 1, 2005, of our executive officers are as follows:
Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	56
Guy M. Badgett, III	Senior Vice President-Construction Materials Group	56
William F. Denson, III	Senior Vice President, General Counsel and Secretary	61
James W. Smack	Senior Vice President-Construction Materials Group	61
Mark E. Tomkins	Senior Vice President, Chief Financial Officer and Treasurer	49
Robert A. Wason IV	Senior Vice President, Corporate Development	53
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	47
Ronald G. McAbee	President, Western Division	57
Brad C. Rosenwald	President, Chemicals Division	52

<PAGE 13>

         The principal occupations of the executive officers during the past five years are set forth below:

         Donald M. James, was named Chief Executive Officer in February 1997, and was elected Chairman of the Board of Directors in May 1997.

         Guy M. Badgett, III, was elected Senior Vice President, Construction Materials Group in February 1999.

         William F. Denson, III, was elected Senior Vice President and General Counsel in May 1999. Prior to that date he served as Senior Vice President-Law. He has also served as Secretary since April 1981.

         James W. Smack was elected Senior Vice President-Construction Materials Group in June 2004. Prior to that date he served as President of the Company's Western Division.

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

         Robert A. Wason IV was elected Senior Vice President, Corporate Development in December 1998.

         Ejaz A. Khan was elected Vice President and Controller in February 1999. Prior to that he served as Controller. He was appointed Chief Information Officer in February 2000.

         Ronald G. McAbee was appointed President, Western Division in June 2004. Prior to that date he served as President, Mideast Division.

         Brad C. Rosenwald was appointed President of the Chloralkali Business Unit (now President, Chemicals Division) in January 2002. Prior to that he served as Vice President, Manufacturing of the Chloralkali Business Unit.
PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Our Common Stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 28, 2005, the number of shareholders of record was 3,501. The prices in the following table represent the high and low sales prices for our Common Stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2003 and 2004.

	Common Stock Prices		Dividends Declared
2004 First Quarter Second Quarter Third Quarter Fourth Quarter	High $50.53 48.78 51.18 55.53	Low $45.65 41.94 44.30 46.85	$.26 ..26 ..26 ..26
2003 First Quarter Second Quarter Third Quarter Fourth Quarter	High $38.75 39.95 42.99 48.60	Low $28.75 29.90 36.20 39.76	$.245 ..245 ..245 ..245

<PAGE 14>

         Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent on average with the payout record of past years, as well as with the goal of maintaining debt ratios within prudent and generally acceptable limits. The future payment of dividends, however, will be within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We are not a party to any contracts or agreements that currently materially limit, or are likely to limit in the future, the ability of the Company to pay dividends.

          The information under the heading "Equity Compensation Plan Information" included in our 2005 Proxy Statement is hereby incorporated by reference. During the fourth quarter of 2004, neither Vulcan nor its affiliated purchasers purchased any Vulcan shares. Also, during the fourth quarter, Vulcan did not sale any unregistered securities.

Item 6.  Selected Financial Data

         The selected statement of earnings, per share data and balance sheet data for each of the 5 years ended December 31, 2004, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements on pages 32 through 35 and 36 through 54, respectively, of our 2004 Annual Report to Shareholders, which under Item 8 hereof are incorporated herein by reference.
Years ended December 31,
	2004	2003	2002	2001	2000
(Amounts in millions, except per share data)
Net sales Total revenues	$2,213.2 $2,454.3	$2,086.9 $2,309.6	$1,980. 6 $2,175.8	$2,113.6 $2,331.9	$1,885.9 $2,083.8
Earnings from continuing operations before cumulative effect of accounting changes Earnings (loss) on discontinued operations, net of tax(1) Cumulative effect of accounting changes(2) Net earnings	$261.2 26.2 - $287.4	$237.5 (23.7) (18.8) $195.0	$233.2 (42.8) (20.5) $169.9	$231.5 (8.8) - $222.7	$224.1 (4.2) - $219.9
Basic - per share: Earnings from continuing operations before cumulative effect of accounting changes Discontinued operations Cumulative effect of accounting changes Net earnings	$2.55 0.26 - $2.81	$2.33 (0.23) (0.19) $1.91	$2.29 (0.42) (0.20) $1.67	$2.28 (0.08) - $2.20	$2.22 (0.04) - $2.18
Diluted - per share: Earnings from continuing operations before cumulative effect of accounting changes Discontinued operations Cumulative effect of accounting changes Net earnings	$2.52 0.25 - $2.77	$2.31 (0.23) (0.18) $1.90	$2.28 (0.42) (0.20) $1.66	$2.26 (0.09) - $2.17	$2.20 (0.04) - $2.16
Pro forma assuming FAS 143 applied retroactively: Net earnings Net earnings per share, basic Net earnings per share, diluted			$168.4 $1.66 $1.64	$222.2 $2.19 $2.17	$217.5 $2.15 $2.13
Total assets Long-term obligations Shareholders' equity Cash dividends declared per share	$3,665.1 $604.5 $2,014.0 $1.04	$3,636.9 $607.7 $1,802.8 $0.98	$3,448.2 $857.8 $1,697.0 $0.94	$3,413.3 $906.3 $1,604.3 $0.90	$3,250.4 $685.4 $1,471.5 $0.84

________________________________
(1)	Discontinued operations includes the results from operations from our planned divestiture of the Chloralkali business unit and the 2003 divestiture of the Performance Chemicals business unit.
<PAGE 15>
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 29 and "Financial Terminology (Unaudited)" on page 55 of our 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 26 of our 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The following information relative to this item is included in our 2004 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements	32-35
Notes to Consolidated Financial Statements	36-54
Management's Report on Internal Control over Financial Reporting	30
Reports of Independent Registered Public Accounting Firm Internal Control over Financial Reporting Consolidated Financial Statements	31 31
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2004 and 2003 (Unaudited) (1)	62

________________________________
(1)	Discontinued operations includes the results from operations from our planned divestiture of the Chloralkali business unit and the 2003 divestiture of the Performance Chemicals business unit.

         The following table sets forth gross profit by quarter for 2004 and 2003:

Gross Profit	2004	2003
	(amounts in millions)
First quarter	$ 83.9	$ 62.9
Second quarter	163.4	160.2
Third quarter	197.2	191.3
Fourth quarter	138.2	141.3
Total	$582.7	$555.7

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified

<PAGE 16>

by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No significant changes were made to our internal controls or other factors that could significantly affect these controls during the fourth quarter of 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

        The information under the headings "Management's Report on Internal Control over Financial Reporting," and "Reports of Independent Registered Public Accounting Firm - Internal Control over Financial Report and Consolidated Financial Statements" on pages 30 and 31 of our Annual Report to Shareholders, is hereby incorporated by reference.

Item 9B.  Other Information

         None.
PART III

Item 10.  Directors and Executive Officers of the Registrant

         On or before April 14, 2005, we will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our "2005 Proxy Statement"). The information under the headings "Election of Directors," "Nominees for Election to the Board of Directors," "Directors Continuing in Office," "Board of Directors and Committees - Audit Committee," "Code of Ethics for Senior Financial Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the 2005 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

         The information under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in 2004," "Report of the Compensation Committee," "Aggregated Option Exercises in 2004 and 2004 Option Values," "Equity Compensation Plans," "Shareholder Return Performance Presentation," "Retirement Income Plan," and "Change of Control Employment Agreements" included in our 2005 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information under the headings "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" and the "Equity Compensation Plans" included in our 2005 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         None.

<PAGE 17>

Item 14. Principal Accountant Fees and Services

         The information required by this section is incorporated by reference from the information in the section entitled "Principal Auditor Fees and Services" in the 2005 Proxy Statement.
PART IV

Item 15.  Exhibits and Financial Statement Schedules

         (a) (1) Financial Statements

         The following financial statements are included in our 2004 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	32
Consolidated Balance Sheets	33
Consolidated Statements of Cash Flows	34
Consolidated Statements of Shareholders' Equity	35
Notes to Consolidated Financial Statements	36-54
Management's Report on Internal Control over Financial Reporting	30
Reports of Independent Registered Public Accounting Firm Internal Control over Financial Reporting Consolidated Financial Statements	31 31
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2004 and 2003 (Unaudited)	62

         (a) (2) Financial Statement Schedules

         The following financial statement schedule for the years ended December 31, 2004, 2003 and 2002 is included in Part IV of this report on the indicated page:

Schedule II	Valuation and Qualifying Accounts and Reserves	20

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

         (a) (3) Exhibits

         The exhibits required by Item 601 of Regulation S-K, other than Exhibit 12 which is on page 21 of this report, are either incorporated by reference herein or accompany the copies of this report filed with the Securities and Exchange Commission. See the Index to Exhibits which is on pages 23-24 of this report. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

<PAGE 18>

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vulcan Materials Company
Birmingham, Alabama

We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies (the "Company") as of December 31, 2004, 2003 and 2002 and for each of the years then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 11, 2005 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143 and 142); such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Birmingham, Alabama
March 11, 2005

<PAGE 19>

Schedule II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended December 31, 2004, 2003 and 2002 Amounts in Thousands
Column A	Column B	Column C	Column D		Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
2004
Accrued Environmental Costs Asset Retirement Obligations Doubtful Receivables Self-Insurance Reserves All Other (7)	$ 21,149 107,683 8,718 38,809 11,906	$ 2,456 5,375 1,815 49,720 6,400	- $4,402 - - -	(3)	$ 3,479 9,052 2,988 42,972 5,046	(1) (4) (5) (6)	$ 20,126 108,408 7,545 45,557 13,260
2003
Accrued Environmental Costs Accrued Reclamation Costs Asset Retirement Obligations Doubtful Receivables Self-Insurance Reserves All Other (7)	$ 10,842 26,000 - 8,931 22,383 13,499	$ 13,151 - 5,130 2,949 37,631 7,587	- - $110,966 - -	(3)	$ 2,844 26,000 8,413 3,162 21,205 9,180	(1) (2) (4) (5) (6)	$ 21,149 - 107,683 8,718 38,809 11,906
2002
Accrued Environmental Costs Accrued Reclamation Costs Doubtful Receivables Self-Insurance Reserves All Other (7)	$ 13,406 26,091 6,903 19,037 15,265	$ 345 7,148 4,636 24,760 7,678	- - - -		$ 2,909 7,239 2,608 21,414 9,444	(1) (5) (6)	$ 10,842 26,000 8,931 22,383 13,499

(1)   Expenditures on environmental remediation projects.
(2)   Reversal of pre-FAS 143 reclamation liabilities; liability now included in asset retirement obligations.
(3)   Cumulative adjustment for 2003 adoption of FAS 143 plus new asset retirement obligations less net up/down revisions to asset retirement obligations.
(4)   Expenditures related to settlements of asset retirement obligations.
(5)   Write-offs of uncollected accounts and worthless notes, less recoveries.
(6)   Expenditures on self-insurance reserves.
(7)   Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.

<PAGE 20>
Exhibit 12
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES For the Years Ended December 31 Amounts in Thousands
	2004	2003	2002	2001	2000
Fixed charges: Interest expenses before capitalization credits Amortization of financing costs One-third of rental expense Total fixed charges	$ 42,260 611 16,553 $ 59,424	$ 55,345 291 15,140 $ 70,776	$ 56,601 298 16,976 $ 73,875	$ 62,456 494 18,281 $ 81,231	$ 53,394 348 16,071 $ 69,813
Earnings from continuing operations before income taxes Fixed charges Capitalized interest credits Amortization of capitalized interest Earnings before income taxes as adjusted	$ 375,566 59,424 (1,980) 839 $ 433,849	$ 335,080 70,776 (2,116) 624 $ 404,364	$ 329,195 73,875 (2,896) 463 $ 400,637	$ 339,932 81,231 (2,708) 362 $ 418,817	$ 323,449 69,813 (1,560) 295 $ 391,997
Ratio of earnings to fixed charges	7.3	5.7	5.4	5.2	5.6

<PAGE 21>
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.
VULCAN MATERIALS COMPANY
By Donald M. James Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005
Mark E. Tomkins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2005
Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	March 14, 2005
The following directors: Philip J. Carroll, Jr. Livio D. DeSimone Phillip W. Farmer H. Allen Franklin Douglas J. McGregor James V. Napier Donald B. Rice Orin R. Smith Vincent J. Trosino	Director Director Director Director Director Director Director Director Director
By William F. Denson, III Attorney-in-Fact		March 14, 2005

<PAGE 22>
EXHIBIT INDEX
Exhibit (3)(a)

Certificate of Incorporation (Restated 1988) as amended in 1989 and 1999 filed as Exhibit 3(a) to the Company's 1989 Form 10-K Annual Report and Exhibit 3(i) to the Company's 1999 Form 10-K Annual Report.[1]

Exhibit (3)(b)	By-laws, as restated February 2, 1990, and as last amended as last amended May 14, 2004, filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.[1]
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

Exhibit (10)(a)	The Management Incentive Plan of the Company, as amended filed as Exhibit 10(a) to the Company's 2002 Form 10-K Annual Report.[1,2]
Exhibit (10)(b)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to the Company's 1989 Form 10-K Annual Report.[1,2]
Exhibit (10)(c)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to the Company's 2001 Form 10-K Annual Report.[1,2]
Exhibit (10)(d)	The Deferred Compensation Plan for Directors Who Are Not Employees of the Company filed as Exhibit 10(d) to the Company's 2001 Form 10-K Annual Report. [1,2]
Exhibit (10)(e)	The 1996 Long-Term Incentive Plan of the Company filed as Exhibit B to the Company's 2003 Proxy Statement.[1,2]
Exhibit (10)(f)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to the Company's 2001 Form 10-K Annual Report.[1,2]
Exhibit (10)(g)	The Restricted Stock Plan for Nonemployee Directors of the Company, as amended and restated filed as Appendix C to the Company's 2004 Proxy Statement.[1,2]
Exhibit (10)(h)	Executive Deferred Compensation Plan, as amended filed as Exhibit 10(h) to the Company's 2002 Form 10-K Annual Report.[1,2]
Exhibit (10)(i)	Change of Control Employment Agreement Form filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.[1,2]
<PAGE 23>
Exhibit (10)(j)	Change of Control Employment Agreement Form filed as Exhibit 10(j) to the Company's 2002 Form 10-K Annual Report.[1,2]
Exhibit (10)(k)	Executive Incentive Plan of the Company filed as Exhibit (10)(n) to the Company's 2000 Form 10-K Annual Report. [1,2]
Exhibit (10)(l)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. [1,2]
Exhibit (10)(m)	Rights Agent Agreement dated October 19, 1998 between Vulcan Materials Company and The Bank of New York, as amended, filed as Exhibit 10(m) to the Company's 2002 Form 10-K Annual Report. [1]
Exhibit (10)(n)

Asset Purchase Agreement by and between Basic Chemicals Company, LLC, Vulcan Chloralkali, LLC and Vulcan Materials Company dated October 11, 2004, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed October 15, 2004. [1]

Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2004 (set forth on page 21 of this report).
Exhibit (13)

The Company's 2004 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2004 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be "filed" as part of this report.

Exhibit (21)	List of the Company's subsidiaries as of December 31, 2004.
Exhibit (23)	Consent of Deloitte & Touche LLP.
Exhibit (24)	Powers of Attorney.
Exhibit (31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit (31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit (32)(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
Exhibit (32)(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

1Incorporated by reference.
2Management contract or compensatory plan.

<PAGE 24>