Form 10-Q
period 2005-03-31
VULCAN MATERIALS CO
filed 2005-04-29
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2005
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

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2005 102,118,644

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2005 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
	Item 4.	Controls and Procedures	25
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	26
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
	Item 6.	Exhibits	28
SIGNATURES			29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	March 31 2005	December 31 2004	March 31 2004

Assets
Cash and cash equivalents
Medium-term investments
Accounts and notes receivable:
    Accounts and notes receivable, gross
    Less: Allowance for doubtful accounts
      Accounts and notes receivable, net
Inventories:
    Finished products
    Raw materials
    Products in process
    Operating supplies and other
      Inventories
Deferred income taxes
Prepaid expenses
Assets held for sale
      Total current assets
Investments and long-term receivables
Property, plant and equipment:
    Property, plant and equipment, cost
    Less: Reserve for depr., depl., & amort.
      Property, plant and equipment, net
Goodwill
Other assets
      Total assets

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Notes payable
Trade payables and accruals
Other current liabilities
Liabilities of assets held for sale
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Minority interest in a consolidated subsidiary
Other commitments and contingencies
   (Notes 12 & 18)
Shareholders' equity
      Total liabilities and shareholders' equity

$      271,552
126,415

295,949
       (5,157)
290,792

173,625
6,968
1,312
       13,438
195,343
34,825
15,981
     475,536
1,410,444
7,122

3,330,134
  (1,761,268)
1,568,866
616,341
     110,758
 $ 3,713,531

$      242,560
--
122,966
167,591
      186,135
719,252
364,151
345,386
283,669
--

   2,001,073
 $ 3,713,531

$      271,450
179,210

286,809
       (5,196)
281,613

158,350
6,512
937
       11,385
177,184
34,433
15,846
     458,223
1,417,959
7,226

3,264,193
  (1,727,700)
1,536,493
600,181
     103,274
 $ 3,665,133

$        3,226
--
95,312
139,716
      188,435
426,689
604,522
348,613
271,334
--

   2,013,975
 $ 3,665,133

$      374,092
62,895

361,030
       (8,434)
352,596

184,478
7,274
908
       38,288
230,948
35,156
16,674
                --
1,072,361
20,940

4,155,101
  (2,268,158)
1,886,943
579,817
        96,200
 $ 3,656,261

$      249,621
22,000
143,698
128,544
           --
543,863
609,148
352,069
258,263
91,177

   1,801,741
 $ 3,656,261

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts in thousands, except per share data)

Consolidated Statements of Earnings	Three Months Ended March 31
(Condensed and unaudited)	2005	2004

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating expense (income), net
Other income, net
Earnings from continuing operations before interest
    and income taxes
Interest income
Interest expense
Earnings from continuing operations before
    income taxes
Provision for income taxes
Earnings from continuing operations
Discontinued operations:
  Earnings (loss) from results of discontinued
     operations
  Minority interest in (earnings) losses of a
     consolidated subsidiary
  Gain on disposal of discontinued operations
  Income tax (provision) benefit
Earnings (loss) on discontinued operations, net of tax

	$ 479,400 49,216 528,616 387,167 49,216 436,383 92,233 51,436 3,029 1,556 39,324 2,487 9,258 32,553 11,119 21,434 58,878 (6,463) -- (19,498) 32,917	$ 431,883 42,516 474,399 347,978 42,516 390,494 83,905 44,487 (268) 1,996 41,682 1,537 12,951 30,268 9,595 20,673 (9,330) 810 -- 2,842 (5,678)
Net earnings	$ 54,351	$ 14,995

Basic earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

Diluted earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

	$ 0.21 0.32 $ 0.53 $ 0.21 0.31 $ 0.52	$ 0.20 (0.05) $ 0.15 $ 0.20 (0.06) $ 0.14
Weighted-average common shares outstanding: Basic Assuming dilution	102,935 104,612	102,188 103,425
Cash dividends per share of common stock	$ 0.290	$ 0.260
Depreciation, depletion, accretion and amortization from continuing operations	$ 52,351	$ 51,668
Effective tax rate	34.2%	31.7%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Statements of Cash Flows	Three Months Ended March 31
(Condensed and unaudited)	2005	2004

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Net gain on disposal of property, plant and equipment
     Increase in assets before
        effects of business acquisitions
     Increase in liabilities before
        effects of business acquisitions
     Other, net
        Net cash provided by operating activities

	$ 54,351 52,661 (1,193) (42,581) 42,880 (3,771) 102,347	$ 14,995 63,494 (2,401) (9,648) 21,650 5,924 94,014

Investing Activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Payment for business acquisitions, net of acquired cash
Purchases of medium-term investments
Proceeds from sales and maturities of medium-term investments
Change in investments and long-term receivables
        Net cash (used for) provided by investing activities

	(45,205) 1,481 (47,301) (61,600) 114,395 284 (37,946)	(41,919) 5,106 (14,388) (86,728) 297,727 145 159,943

Financing Activities
Net payments - commercial paper and bank lines of credit
Payment of short-term debt and current maturities
Payment of long-term debt
Purchases of common stock
Dividends paid
Proceeds from exercise of stock options
Other, net
        Net cash used for financing activities

	-- (489) -- (49,482) (29,839) 9,376 6,135 (64,299)	(7,000) (477) (24) -- (26,520) 6,573 (186) (27,634)
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	102 271,450 $ 271,552	226,323 147,769 $ 374,092

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

Due to the planned divestiture of our Chemicals business as presented in Note 3, the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Consolidated Statements of Earnings. Additionally, effective December 31, 2004, the assets and liabilities of the Chemicals business are reported in the Consolidated Balance Sheets as assets held for sale and liabilities of assets held for sale, respectively.

The March 31, 2004 amount for medium-term investments has been reclassified from cash and cash equivalents to present them in accordance with their contractual maturities, which are in excess of three months. This reclassification resulted in the reduction of cash and cash equivalents and an offsetting increase in medium-term investments as of March 31, 2004 in the amount of $62,895,000. This reclassification had no impact on our Consolidated Statements of Earnings or Consolidated Statements of Shareholders' Equity.

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

Three Months Ended March 31
	2005	2004

Net earnings, as reported
Add: Total stock-based employee compensation
  expense included in reported net earnings under
  intrinsic value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects

	$ 54,351 2,561 (3,461)	$ 14,995 1,251 (2,315)
Pro forma net earnings	$ 53,451	$ 13,931
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$0.53 $0.52 $0.52 $0.51	$0.15 $0.14 $0.14 $0.13

3.   Discontinued Operations

In October 2004, we announced our intention to sell substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. These assets consist primarily of chloralkali facilities in Wichita, Kansas, Geismar, Louisiana and Port Edwards, Wisconsin; and the facilities of our Chloralkali joint venture located in Geismar. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business. The affected assets and related liabilities were classified as held for sale effective October 2004 upon our Board's approval of the disposal plan.

The transaction, which has been structured as a sale of assets, involves initial cash proceeds, contingent future proceeds under two earn-out provisions and the transfer of certain liabilities. As of March 31, 2005, we estimate the initial proceeds will result in net cash receipts of approximately $155 million after taxes, transaction costs and the cost of acquiring the minority partner's 49% share of the Chloralkali joint venture, which is dependent upon and will occur concurrently with the closing of the sale. In addition to the cash sale price, we will also be entitled to receive cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the closing. This earn-out is capped at $150 million and will be accounted for as a derivative instrument. Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out will be determined based primarily on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through 2012. Under this earn-out provision, cash plant margin for 5CP in excess of an agreed-upon threshold, and after certain capital expenditures, will be shared equally with the purchaser. The purchaser will also assume certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate historical and future releases of hazardous materials at or from the three plant facilities. We will retain certain other liabilities of the Chemicals business.

Closing of the transaction, which is anticipated to occur around mid-year 2005, is subject to customary regulatory and other closing conditions. The total cash costs to be incurred in connection with the transaction are estimated to be approximately $0.02 per diluted share, and consist primarily of transaction fees. We performed an impairment test of the related long-lived assets as of March 31, 2005. As of the March 31, 2005 measurement date, the test indicated no impairment of the Chemicals business assets. We will continue to assess the Chemicals business assets for impairment on a quarterly basis or as significant new information becomes available. These future assessments will compare the anticipated initial proceeds from the sale of the net assets and our estimate of the probable receipts from the earn-out provisions to the carrying value of the assets, which could change materially. There can be no assurance as to the future amount received from the earn-outs, if any.

Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), the financial results of the Chemicals business were classified as discontinued operations in the accompanying Consolidated Statements of Earnings for all periods presented.

Operating results of our discontinued operations which excludes gain on disposal were as follows (in millions of dollars):

	Three Months Ended March 31
	2005	2004
Net sales Total revenues Earnings (loss) before interest and income taxes Pretax earnings (loss)	$ 192.4 $ 206.4 $ 58.6 $ 58.9	$ 130.0 $ 143.8 $ (9.4) $ (9.3)

As of December 31, 2004, assets and liabilities of our discontinued operations are classified as held for sale in the accompanying Consolidated Balance Sheets under two captions: assets held for sale and liabilities of assets held for sale. In accordance with FAS 144, depreciation expense and amortization expense were suspended on assets held for sale effective with the October 2004 board approval of the disposal plan. The major classes of assets and liabilities of our discontinued operations for the periods presented were as follows (in millions of dollars):

	Mar. 31 2005	Dec. 31 2004
Accounts and notes receivable Inventories Prepaid expenses Investments and long-term receivables Property, plant and equipment, net Goodwill Other assets	$ 102.4 38.9 1.0 9.2 323.5 0.4 0.1	$ 88.5 37.5 0.9 9.4 321.4 0.4 0.1
Total assets	$ 475.5	$ 458.2
Current liabilities Asset retirement obligations All other noncurrent liabilities Minority interest in a consolidated subsidiary	$ 52.5 17.7 8.4 107.5	$ 61.5 17.5 8.4 101.0
Total liabilities	$ 186.1	$ 188.4

4.   Earnings Per Share (EPS)

We report two separate earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended March 31
	2005	2004
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	102,935 1,263 414 104,612	102,188 962 275 103,425

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended March 31
	2005	2004
Antidilutive common stock equivalents	382	--

5.   Effective Tax Rate

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. On an interim basis, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

6.   Medium-term Investments

Our medium-term investments consist of highly liquid securities with a contractual maturity in excess of three months at the time of purchase. The fair value of these available-for-sale investments by major security type are summarized below (amounts in thousands):

	Mar. 31 2005	Dec. 31 2004	Mar. 31 2004
Bonds, notes and other securities: Variable rate demand obligations Auction rate securities Other debt securities	$ 123,115 -- 3,300	$ 179,210 -- --	$ 57,895 5,000 --
Total medium-term investments	$ 126,415	$ 179,210	$ 62,895

While the contractual maturities for the variable rate demand obligations and the auction rate securities noted above are generally long term (longer than one year), these securities have certain economic characteristics of current (less than one year) investments because of their rate-setting mechanisms. Therefore, all our medium-term investments are classified as current assets based on our investing practices and intent. The contractual maturities of the available-for-sale securities as of March 31, 2005 are summarized below (amounts in thousands):

Mar. 31 2005
Less than one year Due in 1-2 years Due in 2-5 years Due after 5 years	$ 3,300 -- -- 123,115
Total available-for-sale securities	$ 126,415

Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (amounts in thousands):

	Three Months Ended March 31
	2005	2004
Proceeds Gross realized gains Gross realized losses	$ 114,395 insignificant insignificant	$ 297,727 insignificant insignificant

There were no transfers from the available-for-sale category to the trading category for the three months ended March 31, 2005 and 2004. There were no gross unrealized holding gains or losses related to medium-term investments for the three months ended March 31, 2005 and 2004.

7.   Derivative Instruments

Natural gas used in our discontinued operations - Chemicals business - is subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. We use over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We have designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). There were no open contracts as of March 31, 2005. As of March 31, 2004, our consolidated financial statements reflected the fair value of the open contracts as a component of accumulated other comprehensive income of $3,429,000 less income tax expense of $1,289,000.

In November 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we pay the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty to the agreement. We have designated this instrument as an effective fair value hedge in accordance with FAS 133. Accordingly, the mark-to-market value of the hedge, which will terminate February 1, 2006, has been reflected in our Condensed Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. As of March 31, 2005, the estimated fair value of our interest rate swap agreement reflected projected payments of $588,000.

There was no impact to earnings due to hedge ineffectiveness during the three months ended March 31, 2005 and 2004.

8.   Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources. Comprehensive income comprises two subsets: net earnings and other comprehensive income (loss). Historically, other comprehensive income (loss) includes fair value adjustments to cash flow hedges pertaining to our commodity swap and option contracts to purchase natural gas and minimum pension liability adjustments. Total comprehensive income is detailed below (in thousands of dollars):

	Three Months Ended March 31
	2005	2004
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 54,351 61 $ 54,412	$ 14,995 (509) $ 14,486

9.   Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

PENSION BENEFITS	Three Months Ended March 31
	2005	2004
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial (gain) loss	$ 5,379 7,870 (10,337) 597 301	$ 4,723 7,337 (10,222) 617 (49)
Net periodic benefit cost	$ 3,810	$ 2,406

POSTRETIREMENT BENEFITS	Three Months Ended March 31
	2005	2004
Components of Net Periodic Benefit Cost: Service cost Interest cost Amortization of prior service cost Recognized actuarial loss	$ 1,151 1,463 (48) 446	$ 1,205 1,574 (57) 344
Net periodic benefit cost	$ 3,012	$ 3,066

As previously disclosed in the notes to our financial statements for the year ended December 31, 2004 we expect to contribute $1,000,000 to our pension plans and pay $4,158,000 to cover our postretirement obligations in 2005. During the three months ended March 31, 2005 and 2004, no contributions were made to the pension plans.

10.   Long-term Debt

Long-term debt is detailed below (in thousands of dollars):

	Mar. 31 2005	Dec. 31 2004	Mar. 31 2004
6.40% 5-year notes issued 2001* 5.75% 5-year notes issued 1999 6.00% 10-year notes issued 1999 Private placement notes Medium-term notes Tax-exempt bonds Other notes	$ 239,412 -- 250,000 82,907 23,000 8,200 3,192	$ 239,744 -- 250,000 83,139 23,000 8,200 3,665	$ 240,778 243,000 250,000 83,876 28,000 8,200 4,915
Total debt excluding notes payable Less current maturities of long-term debt	$ 606,711 242,560	$ 607,748 3,226	$ 858,769 249,621
Total long-term debt	$ 364,151	$ 604,522	$ 609,148
Estimated fair value of long-term debt	$ 387,782	$ 645,502	$ 675,494
*Includes an increase (decrease) in valuation for the fair value of interest rate swaps, as follows: March 31, 2005 - $(588,000); December 31, 2004 - $(256,000) and March 31, 2004 - $778,000.

The increase in current maturities from December 31, 2004 to March 31, 2005 resulted primarily from the scheduled debt payment of $240,000,000 in February 2006 to retire the 6.40% five-year notes issued in 2001.

11.  Asset Retirement Obligations

Statement No. 143 (FAS 143) applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. A liability is recognized for an asset retirement obligation in the period in which it is incurred, at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement. FAS 143 operating costs for our continued operations are reported in cost of goods sold.

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended March 31
	2005	2004
Balance at beginning of period Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down)	$ 90,906 1,876 (1,108) 1,107 6,722	$ 107,683 -- (940) 1,389 --
Asset retirement obligations as of March 31	$ 99,503	$ 108,132

The information above for the three months ended March 31, 2005 excludes the discontinued operations - Chemicals business as its asset retirement obligations are classified as liabilities of assets held for sale.

12.  Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business operations. Our commercial banks issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Virtually all standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of March 31, 2005 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 14,344 5,732 1,465	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 21,541

13.  Business Acquisition

During the first quarter, we acquired the following business for total cash of approximately $47,301,000, including acquisition costs:

--	New West Materials Co., LLC - five aggregates facilities and five asphalt plants in Arizona

The purchase price above excludes escrowed funds of $6,000,000 of contingent consideration. Upon resolution of such contingencies, distributions to the seller, if any, will be considered additional acquisition cost.

14.  Goodwill

The changes in the carrying amount of goodwill for each reportable segment for the periods presented are as follows (in thousands of dollars):

	Construction Materials	Chemicals*	Total
Goodwill as of March 31, 2004	$ 579,442	$ 375	$ 579,817
Goodwill of acquired businesses Less goodwill as of December 31, 2004 classified as assets held for sale	20,739 --	-- 375	20,739 375
Goodwill as of December 31, 2004	$ 600,181	$ --	$ 600,181
Goodwill of acquired business ** Purchase price allocation adjustments	16,165 (5)	-- --	16,165 (5)
Goodwill as of March 31, 2005	$ 616,341	$ --	$ 616,341
* **

Goodwill for the former Chemicals segment is classified as assets held for sale as of December 31, 2004 and all periods thereafter.

The goodwill of acquired business for 2005 relates to the New West Materials acquisition listed in Note 13 above. We are in the preliminary stage of purchase price allocation; therefore, the goodwill amount is subject to change. When finalized, the goodwill from the New West Materials acquisition is expected to be fully deductible for income tax purposes.

We performed our annual goodwill impairment test as of the January 1, 2005 measurement date resulting in no impairment of goodwill.

15.  New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95, "Statement of Cash Flows." Generally the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statement based on their fair values. Pro forma disclosure will no longer be an alternative. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107 (SAB 107)," which expresses the view of the SEC staff regarding the application of FAS 123(R) and certain SEC rules and regulations. SAB 107 also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The interpretive guidance is intended to assist companies in applying the provisions of FAS 123(R) and investors and users of the financial statements in analyzing the information provided. FAS 123(R) was initially required to be adopted no later than July 1, 2005; however, in April 2005, the SEC issued a ruling delaying the required adoption date for registrants that are not small business issuers to no later than the beginning of the first fiscal year beginning after June 15, 2005. Thus, for calendar year companies such as us, the required adoption date is no later than January 1, 2006. We expect to adopt FAS 123(R) on January 1, 2006. FAS 123(R) permits public companies to adopt its requirements using one of two methods, as follows:

--

A modified-prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

--

A modified-retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the implementation methods. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R)'s fair value method will have an impact on our Consolidated Statement of Earnings, although it will have no impact on our overall financial position. The impact of adoption of FAS 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 2. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $3,366,000 and $2,945,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

In March 2005, the Financial Accounting Standards Board (FASB), ratified the Emerging Issue Task Force's Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" (EITF 04-6). In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as "stripping costs". Per EITF 04-6, post-production stripping costs should be considered costs of the extracted minerals under a full absorption costing system and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. Additionally, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. Currently, with only rare exceptions, we expense stripping costs as incurred. The guidance in EITF 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Upon adoption, recognition of the cumulative effect of applying this guidance will be required. We plan to adopt EITF 04-6 on January 1, 2006. Upon issuance of EITF 04-6, we will evaluate the impact of adoption.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. FAS 151 is effective for fiscal years beginning after June 15, 2005, and we are required to adopt it effective January 1, 2006. We are currently evaluating the impact of adopting FAS 151; however, we do not expect the adoption of this statement to have a material impact on our results of operations, financial position or liquidity.

16.  Enterprise Data - Continuing Operations

Our reportable segments are organized around products and services. Due to the planned disposition of Chemicals as described in Note 3, we have one reportable segment, Construction Materials, which constitutes continuing operations.

We produce and sell aggregates and related products and services in seven regional divisions. These divisions have been aggregated for financial statement purposes. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities.

The majority of our activities are domestic, thus, assets outside the United States are not material. We sell a relatively small amount of construction aggregates outside the United States. Net sales by product are summarized below (in millions of dollars):

	Three Months Ended March 31
	2005	2004
NET SALES BY PRODUCT Aggregates Asphaltic products and placement Ready-mixed concrete Other Total	$ 356.2 53.9 50.1 19.2 $ 479.4	$ 308.8 53.7 54.0 15.4 $ 431.9

17.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (in thousands of dollars):

	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for: Interest, net of amount capitalized Income taxes	$ 7,418 10,021	$ 7,609 1,239

18.  Other Commitments and Contingencies

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we have been named as one of numerous defendants in 207 lawsuits in Mississippi and Texas by 5,704 plaintiffs, five cases in California with five plaintiffs, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, two cases in West Virginia with 23 plaintiffs, three cases in Florida with three plaintiffs and three cases in Ohio with 81 plaintiffs. The first of these lawsuits was filed in July 1993, and the most recent case was filed in January 2005. Most of the actions are in state court in the state in which they were filed; however, a number have been removed to federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994 in Texas. In the cases in California, Kentucky, West Virginia, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. We are seeking dismissal from the cases in

Mississippi, Kentucky, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to Vulcan's product in those states.

As of the 10-Q filing date, an estimate of the potential range of losses for these claims, if any, cannot be made. Although the ultimate outcome is uncertain, it is our opinion, based in part on consultation with legal counsel, that the disposition of these described lawsuits, as well as certain other lawsuits, will not have a material adverse affect on our consolidated financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL COMMENTS

Seasonality of our Business

Results of any individual quarter are not necessarily indicative of results to be expected for the year due principally to the effect that weather can have on the sales and production volumes of our continuing operations - construction materials business. Normally, the highest sales and earnings of our continuing operations are attained in the third quarter and the lowest are realized in the first quarter when sales and earnings are substantially below the levels realized in all subsequent quarters of the year.

Forward-Looking Statements

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the highly competitive nature of the industries in which we operate; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the completion of the sale of our Chemicals business unit; the timing and amount, if any, of the payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business unit; and other risks, assumptions and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date hereof, and we assume no obligation to update such statements.

Reclassification

The amount for medium-term investments as of March 31, 2004 has been reclassified from cash and cash equivalents to present them in accordance with their contractual maturities, which are in excess of three months. This reclassification resulted in the reduction of cash and cash equivalents and an offsetting increase in medium-term investments in the amount of $62,895,000 as of March 31, 2004.

This reclassification had no impact on our Condensed Consolidated Statements of Earnings.

RESULTS OF OPERATIONS

The following comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.

In October 2004, we announced our intention to sell substantially all the assets of our Chemicals business as presented in Note 3 to the condensed consolidated financial statements and, accordingly, its results are reported as discontinued operations. The affected assets and related liabilities were classified as held for sale effective October 2004 upon our Board's approval of the disposal plan.

First Quarter 2005 as Compared with First Quarter 2004

We achieved record first quarter net earnings of $54.4 million, or $0.52 per diluted share, compared to $15.0 million, or $0.14 per diluted share in the prior year. Earnings from continuing operations were $21.4 million, or $0.21 per diluted share, compared to last year's $0.20 per diluted share. Earnings from discontinued operations were $0.31 per diluted share, compared to a loss of $0.06 per diluted share in the prior year. Net sales from continuing operations were $479.4 million in the quarter, an increase of 11% from the prior year.

Continuing Operations:
Net sales increased 11% to $479.4 million as a result of record aggregates shipments and solid price improvement. Aggregates shipments from legacy operations increased approximately 7% and pricing increased over 4% from the prior year. Recent acquisitions added another 1% in volume growth.

Strong sales and gross profit gains were achieved in markets other than California and Georgia, despite higher costs for diesel. Excluding California and Georgia, which experienced extremely wet weather, sales increased 20% and gross profit increased approximately 40%. In California, aggregates and asphalt volumes declined 15% and 21%, respectively. Aggregates volumes in Georgia declined 6%. As a result, gross profits in these two markets were approximately $11 million less than the prior year.

Earnings from continuing operations were $21.4 million, up slightly from the prior year.

Selling, administrative and general expenses increased approximately $6.9 million due mostly to higher performance-based compensation and pension expense. Other operating expense increased approximately $3.3 million due to higher environmental accruals and lower gains on the sale of real estate.

Net interest expense declined $4.6 million resulting mostly from the retirement in April 2004 of $243.0 million of debt.

Our effective tax rate from continuing operations was 34.2% for the first quarter of 2005, up from the 2004 rate of 31.7% for the comparable period. This increase principally reflects higher estimated income tax liabilities for open audit years.

Discontinued Operations
In the first quarter, earnings on discontinued operations, net of tax, were $32.9 million, an increase of $38.6 million from the prior year. Pricing for most products was higher compared to both the prior quarter and the first quarter of 2004 - particularly for caustic soda, which showed a dramatic increase from the low levels realized in the first quarter of last year. Higher volumes and plant operating efficiencies more than offset increased costs for natural gas and key raw materials.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and ready access to the capital markets, to fund business requirements in the future including capital expenditures, dividend payments, stock repurchases, potential future acquisitions, debt service obligations and cash contractual obligations.

In October 2004, we entered into an agreement to sell essentially all of the assets of our Chemicals segment to a subsidiary of Occidental Chemical Corporation as described in Note 3 to the condensed consolidated financial statements. Proceeds from the sale will be used for general corporate purposes. We believe that the sale will not have a significant effect on our ability to fund business requirements in the future including capital expenditures, dividend payments, stock repurchases, potential future acquisitions, debt service obligations and cash contractual obligations.

Cash Flows

Net cash provided by operating activities equaled $102.3 million in the first quarter of 2005, up nearly 9% from the $94.0 million generated in the same period last year. This $8.3 million increase in cash provided by operating activities was due to higher earnings. Net cash used for investing activities was $37.9 million in the first quarter of 2005; compared to net cash provided by investing activities of $159.9 million from first quarter of 2004. This change was due primarily to our medium-term investments program and an increase in acquisition spending. Net cash used for financing activities increased $36.7 million from the first three months of 2004 to total $64.3 million for the three months ended March 31, 2005. This increase in cash used for financing activities resulted primarily from the first quarter 2005 resumption of our share repurchase program. We purchased 872,049 shares for approximately $49.5 million during the first quarter of 2005.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $691.2 million at March 31, 2005. This represented a $300.1 million decrease from our December 31, 2004 level and a $162.7 million increase from our March 31, 2004 level. The decrease from the year-end 2004 level resulted primarily from the $239.3 million increase in current maturities, which resulted from the reclassification to current liabilities of a long-term note due February 2006 in the amount of $240.0 million and a decrease in medium-term investments of $52.8 million. The increase in working capital from March 31, 2004 resulted primarily from the classification in March 31, 2005 of noncurrent assets and noncurrent liabilities of our discontinued operations as current (net asset increase of $199.6 million).

Short-term Borrowings

Short-term borrowings consisted of the following (in thousands of dollars):

	Mar. 31 2005	Dec. 31 2004	Mar. 31 2004
Bank borrowings Commercial paper Total notes payable	$ -- -- $ --	$ -- -- $ --	$ 22,000 -- $ 22,000

As noted above, there was no commercial paper outstanding as of March 31, 2005, December 31, 2004 and March 31, 2004. Periodically, we issue commercial paper to fund current working capital needs in lieu of liquidating short-term investments. We plan to continue this practice from time to time as circumstances warrant.

Unsecured bank lines of credit totaling $350.0 million were available at March 31, 2005, none of which was in use.

Current Maturities

Current maturities of long-term debt are summarized below (in thousands of dollars):

	Mar. 31 2005	Dec. 31 2004	Mar. 31 2004
5.75% 5-year notes issued 1999 6.40% 5-year notes issued 2001* Private placement notes Medium-term notes Other notes	$ -- 239,412 -- 2,000 1,148	$ -- (80) -- 2,000 1,306	$ 243,000 -- -- 5,000 1,621
Total	$ 242,560	$ 3,226	$ 249,621
*Includes a decrease in valuation for the fair value of the short-term interest rate swaps, as follows: March 31, 2005 - $588 thousand and December 31, 2004 - $80 thousand.

The $240.0 million (listed above net of the $588 thousand decrease for the interest rate swap) payment for the 6.40% 5-year notes issued 2001 is due February 1, 2006. We expect to retire this debt using available cash and medium-term investments. Scheduled debt payments during 2004 included $243.0 million in April to retire the 5.75% five-year notes issued in 1999 and $5.0 million in September to retire an 8.55% medium-term note issued in 1991.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	Mar. 31 2005	Dec. 31 2004	Mar. 31 2004
Long-term obligations: Long-term debt Total long-term obligations	$ 364,151 $ 364,151	$ 604,522 $ 604,522	$ 609,148 $ 609,148
Long-term capital: Long-term debt Deferred income taxes All other noncurrent liabilities Shareholders' equity Total long-term capital	$ 364,151 345,386 283,669 2,001,073 $ 2,994,279	$ 604,522 348,613 271,334 2,013,975 $ 3,238,444	$ 609,148 352,069 258,263 1,801,741 $ 3,021,221
Long-term obligations as a percent of: Long-term capital Shareholders' equity	12.2% 18.2%	18.7% 30.0%	20.2% 33.8%

The reduction in long-term obligations and long-term capital from December 31, 2004 to March 31, 2005 is due primarily to the reclassification to current maturities of the $240.0 million 6.40% 5-year notes issued 2001.

The calculations of total debt to total capital are summarized below (amounts in thousands, except percentages):
	Mar. 31 2005	Dec. 31 2004	Mar. 31 2004
Debt: Current maturities of long-term debt Notes payable Long-term debt Total debt	$ 242,560 -- 364,151 $ 606,711	$ 3,226 -- 604,522 $ 607,748	$ 249,621 22,000 609,148 $ 880,769
Capital: Total debt Shareholders' equity Total capital	$ 606,711 2,001,073 $ 2,607,784	$ 607,748 2,013,975 $ 2,621,723	$ 880,769 1,801,741 $ 2,682,510
Ratio of total debt to total capital	23.3%	23.2%	32.8%

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

Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business operations. Our commercial bank issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Virtually all standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of March 31, 2005 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 14,344 5,732 1,465	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 21,541

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest annual report on Form 10-K. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent annual report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

INVESTOR ACCESS TO COMPANY FILINGS

We make available free of charge on our website, vulcanmaterials.com, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database, at sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, at no charge, by writing to:

William F. Denson, III Secretary Vulcan Materials Company 1200 Urban Center Drive Birmingham, Alabama 35242

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas in our discontinued operations - Chemicals business. As of March 31, 2005, we had no such contracts outstanding. For the prior periods presented, the fair values of these contracts were as follows: December 31, 2004 - $99,000 unfavorable and March 31, 2004 - $3,429,000 favorable.

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50,000,000. Under this agreement, we pay a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty. The six-month LIBOR approximated 3.40% at March 31, 2005. The interest rate swap agreement is scheduled to terminate February 1, 2006 coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240,000,000. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. The estimated fair values of this agreement were as follows: March 31, 2005 - $588,000 unfavorable, December 31, 2004 - $163,000 unfavorable and March 31, 2004 - $778,000 favorable.

We do not enter into derivative financial instruments for speculative or trading purposes.

At March 31, 2005, the estimated fair market value of our debt instruments was $630,341,000 as compared to our book value of $606,711,000. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $14,156,000.

We are exposed to risk related to the ultimate proceeds to be received from the pending sale of the Chemicals business. As described in Note 3 to the condensed consolidated financial statements, in addition to the initial proceeds, we will be entitled to receive annual cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the closing. This earn-out is capped at $150 million and will be accounted for as a derivative instrument. Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out will be determined based primarily on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through 2012. Closing of the transaction, which is anticipated to occur around mid-year 2005, is subject to customary regulatory and other closing conditions. There can be no assurance as to the future amount received from the earn-outs, if any.

We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for high-quality bonds, the expected return on plan assets, the rate of compensation increase for salaried employees and the rate of increase in the per capita cost of covered healthcare benefits. The impact of a change in these assumptions on our annual pension and other postretirement benefits costs is discussed in our latest annual report on Form 10-K.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No significant changes were made to our internal controls or other factors that could significantly affect these controls during the first quarter of 2005, including any corrective actions with regard to significant deficiencies.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we have been named as one of numerous defendants in 207 lawsuits in Mississippi and Texas by 5,704 plaintiffs, five cases in California with five plaintiffs, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, two cases in West Virginia with 23 plaintiffs, three cases in Florida with three plaintiffs and three cases in Ohio with 81 plaintiffs. The first of these lawsuits was filed in July 1993, and the most recent case was filed in January 2005. Most of the actions are in state court in the state in which they were filed; however, a number have been removed to Federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994 in Texas. In the cases in California, Kentucky, West Virginia, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. We are seeking dismissal from the cases in Mississippi, Kentucky, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to Vulcan's product in those states.

As of the 10-Q filing date, an estimate of the potential range of losses for these claims, if any, cannot be made. Although the ultimate outcome is uncertain, it is our opinion, based in part on consultation with legal counsel, that the disposition of these described lawsuits, as well as certain other lawsuits, will not have a material adverse affect on our consolidated financial position, results of operations and cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases we made during the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1- 31, 2005	--	--	--	8,473,988
February 1 - 28, 2005	31,000	$56.90	31,000	8,442,988
March 1 - 31, 2005	841,049	$56.74	841,049	7,601,939
Total	872,049	$56.74	872,049

(1)	The average price paid per share includes commission costs.
(2)

The share repurchase program was initially authorized June 28, 1985 with an initial authorization of 6,000,000 shares, as adjusted for stock splits, and the most recent additional authorization was made by the Board of Directors on February 14, 1997 for 12,000,000 shares, as adjusted for stock splits. As of March 31, 2005, there were 7,601,939 shares remaining under the authorization. We may make share repurchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.

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

Date       April 29, 2005

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Mark E. Tomkins
Mark E. Tomkins
Senior Vice President, Chief Financial Officer and
Treasurer

