Form 10-Q
period 2005-06-30
VULCAN MATERIALS CO
filed 2005-07-28
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2005
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

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2005 102,289,332

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED June 30, 2005 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
	Item 4.	Controls and Procedures	27
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
	Item 4.	Submission of Matters to a Vote of Security Holders	30
	Item 6.	Exhibits	31
SIGNATURES			32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	June 30 2005	December 31 2004	June 30 2004

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
   (Notes 13 & 19)
Shareholders' equity
      Total liabilities and shareholders' equity

$      286,134
248,980

430,490
       (4,467)
426,023

167,620
7,738
1,409
       14,568
191,335
36,264
13,470
                --
1,202,206
6,994

3,373,095
  (1,797,210)
1,575,885
636,582
     234,731
 $ 3,656,398

$      242,065
--
141,716
197,310
             --
581,091
355,706
326,363
300,560
--

   2,092,678
 $ 3,656,398

$      271,450
179,210

286,809
       (5,196)
281,613

158,350
6,512
937
       11,385
177,184
34,433
15,846
     458,223
1,417,959
7,226

3,264,193
  (1,727,700)
1,536,493
600,181
     103,274
 $ 3,665,133

$        3,226
--
95,312
139,716
      188,435
426,689
604,522
348,613
271,334
--

   2,013,975
 $ 3,665,133

$      107,429
123,495

437,372
       (8,788)
428,584

175,194
7,793
832
       32,447
216,266
35,848
17,730
                --
929,352
20,666

4,201,564
  (2,313,330)
1,888,234
579,817
        95,832
 $ 3,513,901

$      6,302
21,000
152,831
141,057
             --
321,190
607,537
356,080
268,582
93,271

   1,867,241
 $ 3,513,901

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts in thousands, except per share data)

Consolidated Statements of Earnings	Three Months Ended June 30		Six Months Ended June 30
(Condensed and unaudited)	2005	2004	2005	2004

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating expense (income), net
Other income, net
Earnings from continuing operations before interest
    and income taxes
Interest income
Interest expense
Earnings from continuing operations before
    income taxes
Provision for income taxes
Earnings from continuing operations
Discontinued operations (Note 3):
  Earnings (loss) from results of discontinued
     operations
  Minority interest in earnings of a
     consolidated subsidiary
  Gain on disposal of discontinued operations
  Income tax benefit (provision)
Earnings (loss) on discontinued operations, net of tax

	$ 705,348 76,726 782,074 494,973 76,726 571,699 210,375 55,688 1,182 680 154,185 3,146 9,615 147,716 45,764 101,952 35,050 (4,769) -- (10,686) 19,595	$ 584,714 63,194 647,908 421,341 63,194 484,535 163,373 50,112 (4,745) 2,351 120,357 1,010 9,183 112,184 28,593 83,591 7,515 (2,093) -- (1,217) 4,205	$ 1,184,748 125,942 1,310,690 882,139 125,942 1,008,081 302,609 107,124 4,211 2,234 193,508 5,634 18,873 180,269 56,883 123,386 93,928 (11,232) -- (30,184) 52,512	$ 1,016,597 105,710 1,122,307 769,319 105,710 875,029 247,278 94,599 (5,013) 4,348 162,040 2,547 22,134 142,453 38,188 104,265 (1,815) (1,284) -- 1,625 (1,474)
Net earnings	$ 121,547	$ 87,796	$ 175,898	$ 102,791

Basic earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

Diluted earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

	$ 1.00 0.19 $ 1.19 $ 0.98 0.19 $ 1.17	$ 0.82 0.04 $ 0.86 $ 0.81 0.04 $ 0.85	$ 1.20 0.51 $ 1.71 $ 1.18 0.51 $ 1.69	$ 1.02 (0.02) $ 1.00 $ 1.01 (0.02) $ 0.99
Weighted-average common shares outstanding: Basic Assuming dilution	102,259 104,026	102,389 103,454	102,595 104,316	102,289 103,438
Cash dividends per share of common stock	$ 0.290	$ 0.260	$ 0.580	$ 0.520
Depreciation, depletion, accretion and amortization for continuing operations	$ 54,833	$ 52,237	$107,185	$103,905
Effective tax rate	31.0%	25.5%	31.6%	26.8%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Statements of Cash Flows	Six Months Ended June 30
(Condensed and unaudited)	2005	2004

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Net gain on disposal of property, plant and equipment
     Increase in assets before
        effects of business acquisitions and dispositions
     Increase in liabilities before
        effects of business acquisitions and dispositions
     Other, net
        Net cash provided by operating activities

	$ 175,898 107,639 (3,091) (147,847) 88,148 (6,680) 214,067	$ 102,791 127,246 (8,689) (75,308) 58,372 2,120 206,532

Investing Activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Proceeds from sale of Chemicals business, net of cash
  transaction fees
Payment for partner's interest in consolidated joint venture
Payment for business acquisitions, net of acquired cash
Purchases of medium-term investments
Proceeds from sales and maturities of medium-term
  investments
Change in investments and long-term receivables
        Net cash (used for) provided by investing activities

	(100,125) 4,347 213,624 (62,701) (72,715) (203,360) 133,590 544 (86,796)	(99,261) 24,110 -- -- (28,808) (171,428) 321,827 393 46,833

Financing Activities
Net payments - commercial paper and bank lines of credit
Payment of short-term debt and current maturities
Payment of long-term debt
Purchases of common stock
Dividends paid
Proceeds from exercise of stock options
Other, net
        Net cash used for financing activities

	-- (1,127) (8,253) (69,005) (59,436) 25,187 47 (112,587)	(8,000) (244,179) (195) -- (53,085) 10,371 1,383 (293,705)
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	14,684 271,450 $ 286,134	(40,340) 147,769 $ 107,429

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

Due to the divestiture of our Chemicals business, (Note 3), the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

The June 30, 2004 amount for medium-term investments has been reclassified from cash and cash equivalents to present them in accordance with their contractual maturities, which are in excess of three months. This reclassification resulted in the reduction of cash and cash equivalents and an offsetting increase in medium-term investments as of June 30, 2004 in the amount of $123,495,000. This reclassification had no impact on our Condensed Consolidated Statements of Earnings.

2.   Stock-based Compensation

We account for our stock-based employee compensation plans (deferred stock units, stock options and performance share awards) under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. For pro forma and actual reporting, we recognize compensation cost over the nominal (i.e., stated) vesting period. We will continue to follow this nominal vesting period approach for awards granted prior to our January 2006 adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)). For awards granted subsequent to adoption of FAS 123(R), compensation cost will be recognized over the shorter of:

1.	the nominal vesting period, or
2.	the period until the retirement eligible employee's award vests under the terms of the award.

Under APB 25, there is usually no compensation expense recognized in net earnings for stock options, as all options granted had an exercise price equal to the market value of our underlying common stock on the date of grant. However, in the second quarter of 2005 the terms of select stock options for certain employees terminated due to the sale of our Chemicals business were modified resulting in expense recognition of $977,000. The pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions to all stock-based employee compensation for the three and six months ended June 30 is illustrated below (amounts in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net earnings, as reported
Add: Total stock-based employee compensation
  expense included in reported net earnings under
  intrinsic value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects

	$ 121,547 3,688 (3,990)	$ 87,796 941 (2,014)	$ 175,898 6,249 (7,451)	$ 102,791 2,193 (4,329)
Pro forma net earnings	$ 121,245	$ 86,723	$ 174,696	$ 100,655
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$1.19 $1.19 $1.17 $1.17	$0.86 $0.85 $0.85 $0.84	$1.71 $1.70 $1.69 $1.68	$1.00 $0.98 $0.99 $0.97

3.   Discontinued Operations

On June 7, 2005, we closed the previously announced sale of the Chemicals business, known as Vulcan Chemicals, to Occidental Chemical Corporation through its subsidiary Basic Chemicals Company, LLC. The assets of Vulcan Chemicals consisted primarily of chloralkali plants in Wichita, Kansas, Geismar, Louisiana and Port Edwards, Wisconsin. The sale also included the assets of Vulcan Chemicals' joint venture located in Geismar. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business.

In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214 million and assumed certain liabilities relating to the business as described below. The net initial cash proceeds of approximately $151 million (after the $63 million cost of acquiring the 49% interest in the joint venture not owned by us) are subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In addition, Basic Chemicals may be required to make contingent future payments under two separate earn-out agreements. The first earn-out agreement is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the closing and is capped at $150 million. This earn-out is accounted for as a derivative instrument and future adjustment, if any, to the carrying value of the ECU derivative will be recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, "Classification and Disclosure of Contingencies Relating to Discontinued Operations." Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out agreement will be determined based primarily on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012. Under this earn-out agreement, cash plant margin for 5CP in excess of an agreed-upon threshold, and after certain capital expenditures, will be shared equally with the purchaser. The primary determinant of the value for this earn-out will be growth in HCC-240fa sales volume. There can be no assurance as to the future amount received from the earn-outs, if any. The purchaser also assumed certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate historical and future releases of hazardous materials at or from the three plant facilities. We retained certain other liabilities of the Chemicals business.

The fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. Since SFAS No. 5, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt, no gain was recognized on the Chemicals sale. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million which has been reflected in the accompanying Condensed Consolidated Balance Sheets primarily as noncurrent other assets.

As a result of this transaction, we expect to incur approximately $21.3 million of pretax exit and disposal charges and transaction fees consisting of $7.8 million of SFAS No. 88, "Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (FAS 88), expense, $8.0 million for employee severance expenses, primarily referable to outstanding stock-based incentive awards, and $5.5 million for various transaction fees. Approximately $7.9 million of the charges are cash expenditures and the remaining $13.4 million are for non-cash charges. Approximately $11.4 million of the pretax exit and disposal charges were recognized in results of discontinued operations in the second quarter. Additionally, $4.7 million of transaction fees were applied against the proceeds in calculating the gain/loss on disposal. Also, we potentially are liable for a cash transaction bonus payable in the future to certain key Chemicals' employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. As of June 30, 2005, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded. Based on our evaluation of cash receipts from the earn-outs, the likely range for the contingent payment to certain key Chemicals employees is between $0 and $5 million.

Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.

Operating results of our discontinued operations which excludes gain on disposal and minority interest were as follows (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales Total revenues Pretax earnings (loss)	$ 147.3 $ 158.0 $ 35.0	$ 154.1 $ 168.4 $ 7.5	$ 339.7 $ 364.4 $ 93.9	$ 284.1 $ 312.2 $ (1.8)

As of December 31, 2004, assets and liabilities of our discontinued operations were classified as held for sale in the accompanying Condensed Consolidated Balance Sheets under two captions: assets held for sale and liabilities of assets held for sale. In accordance with FAS 144, depreciation expense and amortization expense were suspended on assets held for sale effective with the October 2004 board approval of the disposal plan. The major classes of assets and liabilities of our discontinued operations at December 31, 2004 were as follows (in millions of dollars):

Accounts and notes receivable Inventories Prepaid expenses Investments and long-term receivables Property, plant and equipment, net Goodwill Other assets	$ 88.5 37.5 0.9 9.4 321.4 0.4 0.1
Total assets	$ 458.2
Current liabilities Asset retirement obligations All other noncurrent liabilities Minority interest in a consolidated subsidiary	$ 61.5 17.5 8.4 101.0
Total liabilities	$ 188.4

4.   Earnings Per Share (EPS)

We report two separate earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	102,259 1,299 468 104,026	102,389 766 299 103,454	102,595 1,280 441 104,316	102,289 862 287 103,438

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Antidilutive common stock equivalents	--	1,685	--	515

5.   Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions are likely to be challenged and that our positions may not be fully sustained. The methodology utilized in establishing our tax contingency accrual involves assigning a maximum and minimum risk to each exposure item and accruing at the minimum level. The tax contingency accruals are adjusted due to changing circumstances, such as the progress of tax audits, case law and emerging legislation. Our effective tax rate includes the net impact of tax contingency accruals and subsequent adjustments as considered appropriate by management.

6.   Medium-term Investments

Our medium-term investments consist of highly liquid securities with a contractual maturity in excess of three months at the time of purchase. The fair value of these available-for-sale investments by major security type are summarized below (amounts in thousands):

	June 30 2005	Dec. 31 2004	June 30 2004
Bonds, notes and other securities: Variable rate demand obligations Auction rate securities Other debt securities	$ 245,680 -- 3,300	$ 179,210 -- --	$ 100,495 23,000 --
Total medium-term investments	$ 248,980	$ 179,210	$ 123,495

While the contractual maturities for the variable rate demand obligations and the auction rate securities noted above are generally long term (longer than one year), these securities have certain economic characteristics of current (less than one year) investments because of their rate-setting mechanisms. Therefore, all our medium-term investments are classified as current assets based on our investing practices and intent. The contractual maturities of the available-for-sale securities as of June 30, 2005 are summarized below (amounts in thousands):

June 30 2005
Less than one year Due in 1-2 years Due in 2-5 years Due after 5 years	$ 3,300 -- -- 245,680
Total available-for-sale securities	$ 248,980

Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Proceeds Gross realized gains Gross realized losses	$ 19,195 insignificant insignificant	$ 24,100 insignificant insignificant	$ 133,590 insignificant insignificant	$ 321,827 insignificant insignificant

There were no transfers from the available-for-sale category to the trading category for the six months ended June 30, 2005 and 2004. There were no gross unrealized holding gains or losses related to medium-term investments for the six months ended June 30, 2005 and 2004.

7.   Derivative Instruments

Natural gas used in our discontinued operations - Chemicals business - was subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. We used over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). There were no open contracts as of June 30, 2005. As of June 30, 2004, our consolidated financial statements reflected the fair value of the open contracts as a component of accumulated other comprehensive income of $2,507,000, less income tax expense of $943,000. As of December 31, 2004, our consolidated financial statements reflected the fair value of the open contracts as an unfavorable component of accumulated other comprehensive income of $99,000, offset by an income tax benefit of $37,000.

In November 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we pay the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty to the agreement.

We have designated this instrument as an effective fair value hedge in accordance with FAS 133. Accordingly, the mark-to-market value of the hedge, which will terminate February 1, 2006, has been reflected in our Condensed Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. As of June 30, 2005, the estimated fair value of our interest rate swap agreement reflected projected payments by us of $464,000.

There was no impact to earnings due to hedge ineffectiveness during the periods ended June 30, 2005 and 2004.

As part of the proceeds from the June 7, 2005 sale of our Chemicals business (Note 3), we entered into an ECU earn-out agreement with Basic Chemicals. This earn-out is based on ECU and natural gas prices during the five-year period following the closing and is capped at $150 million. This derivative instrument is not designated as a hedging instrument and, as such, changes in the fair value are recognized in current earnings. The change in the carrying value for this ECU derivative from the June 7, 2005 closing date to June 30, 2005 was insignificant.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 121,547 -- $ 121,547	$ 87,796 (575) $ 87,221	$ 175,898 61 $ 175,959	$ 102,791 (1,085) $ 101,706

9.   Shareholders' Equity

We have purchased a total of 43,724,619 shares of our common stock at a cost of $677,428,000 pursuant to a common stock purchase plan initially authorized by the Board of Directors in July 1985 and increased in subsequent years, and pursuant to a tender offer during the period November 5, 1986 through December 4, 1986. As of June 30, 2005, 7,261,350 shares remained under the current purchase authorization.

As of June 30, 2005, we have purchased 1,212,638 shares of our common stock in 2005 at a cost of $69,005,000. No shares were purchased during the six months ended June 30, 2004.

10.  Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

PENSION BENEFITS	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial (gain) loss	$ 5,215 7,710 (10,302) 572 317	$ 4,733 7,284 (10,181) 635 (33)	$ 10,594 15,580 (20,639) 1,169 618	$ 9,456 14,621 (20,403) 1,252 (82)
Net periodic benefit cost	$ 3,512	$ 2,438	$ 7,322	$ 4,844

OTHER POSTRETIREMENT BENEFITS	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost: Service cost Interest cost Amortization of prior service cost Recognized actuarial loss	$ 1,092 1,364 (45) 364	$ 1,055 1,368 (46) 245	$ 2,243 2,827 (93) 810	$ 2,260 2,942 (103) 589
Net periodic benefit cost	$ 2,775	$ 2,622	$ 5,787	$ 5,688

As a result of the June 7, 2005 sale of our Chemicals business (Note 3), we recognized an acceleration of a portion of the current unrecognized prior service cost of $1,533,000 (curtailment loss) for the pension plans and a benefit of $176,000 (curtailment gain) for the postretirement medical and life insurance plans in accordance with FAS 88. In addition, we granted special termination benefits in relation to the divestiture, including immediate vesting of pension benefits and an extension of eligibility for enhanced early retirement pension benefits and postretirement medical benefits. These benefits have been treated as special termination benefits under FAS 88 and result in a one-time, non-cash charge of $5,633,000 for the pension plans and $788,000 for the postretirement medical plans.

The divestiture reduces our future pension and postretirement obligations by approximately $18.2 million and $19.6 million, respectively. For the full year 2005, the divestiture reduces pension and other postretirement benefits expense by approximately $2.1 million and $1.6 million, respectively.

We previously disclosed in the notes to our financial statements for the year ended December 31, 2004 our expectation to contribute $1,000,000 to our pension plans and pay $4,158,000 to cover our other postretirement obligations in 2005. Our current expectations are that we will contribute the estimated maximum deductible contribution of $28,100,000 to the pension plans in the third quarter of 2005 and that we will pay $5,000,000 to cover our other postretirement obligations in 2005. If the expected pension contribution is made in the third quarter, our 2005 pension expense will be reduced by approximately $1.0 million. During the six months ended June 30, 2005 and 2004, no contributions were made to the pension plans.

11.  Long-term Debt

Long-term debt is detailed below (in thousands of dollars):

	June 30 2005	Dec. 31 2004	June 30 2004
6.40% 5-year notes issued 2001* 6.00% 10-year notes issued 1999 Private placement notes Medium-term notes Tax-exempt bonds Other notes	$ 239,536 250,000 82,674 23,000 -- 2,561	$ 239,744 250,000 83,139 23,000 8,200 3,665	$ 239,764 250,000 83,630 28,000 8,200 4,245
Total debt excluding notes payable Less current maturities of long-term debt	$ 597,771 242,065	$ 607,748 3,226	$ 613,839 6,302
Total long-term debt	$ 355,706	$ 604,522	$ 607,537
Estimated fair value of long-term debt	$ 383,190	$ 645,502	$ 650,780
*Includes a decrease in valuation for the fair value of interest rate swaps, as follows: June 30, 2005 - ($464,000); December 31, 2004 - ($256,000) and June 30, 2004 - ($236,000).

The increase in current maturities from December 31, 2004 to June 30, 2005 resulted primarily from the scheduled debt payment of $240,000,000 in February 2006 to retire the 6.40% five-year notes issued in 2001.

12.  Asset Retirement Obligations

SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. A liability is recognized for an asset retirement obligation in the period in which it is incurred, at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement. FAS 143 operating costs for our continued operations are reported in cost of goods sold.

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Balance at beginning of period Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down)	$ 99,503 582 (3,983) 1,185 5,566	$ 108,132 33 (1,074) 1,401 4,652	$ 90,906 2,458 (5,091) 2,292 12,288	$ 107,683 33 (2,014) 2,790 4,652
Asset retirement obligations as of June 30	$ 102,853	$ 113,144	$ 102,853	$ 113,144

The information reported above for the three and six months ended June 30, 2005 excludes discontinued operations (Chemicals business) as its asset retirement obligations were settled with the sale of the business (Note 3). They were previously classified as liabilities of assets held for sale.

13.  Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business operations. Our commercial banks issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Virtually all standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of June 30, 2005 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 15,653 5,732 2,560	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 23,945

14.  Business Acquisitions

Year-to-date June 30, 2005, we acquired the following businesses for total cash of approximately $72,715,000, including acquisition costs:

--	New West Materials Co., LLC - five aggregates facilities and five asphalt plants in Arizona
--	Long Branch Quarry, LLC - an aggregates facility in Georgia

The acquisition costs reported above exclude escrowed funds of $5,800,000 of contingent consideration related to the New West acquisition. Upon resolution of such contingencies, distributions to the seller, if any, will be considered additional acquisition cost.

15.  Goodwill

The changes in the carrying amount of goodwill for each reportable segment for the periods presented are as follows (in thousands of dollars):

	Construction Materials	Chemicals*	Total
Goodwill as of June 30, 2004	$ 579,442	$ 375	$ 579,817
Goodwill of acquired businesses Less goodwill as of December 31, 2004 classified as assets held for sale	20,739 --	-- 375	20,739 375
Goodwill as of December 31, 2004	$ 600,181	$ --	$ 600,181
Goodwill of acquired business ** Purchase price allocation adjustments	36,406 (5)	-- --	36,406 (5)
Goodwill as of June 30, 2005	$ 636,582	$ --	$ 636,582
* **

Goodwill for the former Chemicals segment is classified as assets held for sale as of December 31, 2004 and all periods thereafter up to the disposition on June 7, 2005 (Note 3).

The goodwill of acquired business for 2005 relates to the acquisitions listed in Note 14 above. We are in the preliminary stage of purchase price allocation; therefore, the goodwill amount is subject to change. When finalized, the goodwill from the 2005 acquisitions is expected to be fully deductible for income tax purposes.

16.  New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95, "Statement of Cash Flows." The approach in FAS 123(R) is generally similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statement based on their fair values. Pro forma disclosure will no longer be an alternative. FAS 123(R) was initially required to be adopted no later than July 1, 2005; however, in April 2005, the SEC issued a ruling delaying the required adoption date for registrants that are not small business issuers to no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt FAS 123(R) on January 1, 2006. FAS 123(R) permits public companies to adopt its requirements using one of two methods, as follows:

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

We are currently evaluating the implementation methods. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R)'s fair value method will have an impact on our Consolidated Statement of Earnings, although it will have no impact on our overall financial position. The impact of adoption of FAS 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 2. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $8,905,000 and $3,994,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.

In March 2005, the FASB, ratified the Emerging Issues Task Force's Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" (EITF 04-6). In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as "stripping costs." Per EITF 04-6, stripping costs incurred during the production phase should be considered costs of the extracted minerals under a full absorption costing system, inventoried, and recognized in costs of sales in the same period as the revenue from the sale of the inventory. Additionally, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. Currently, with only limited exceptions when specific criteria are met, we expense stripping costs as incurred. The guidance in EITF 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Upon adoption, recognition of the cumulative effect of adopting this guidance will be required. The impact of implementation is not determinable prior to adoption, as it is dependent upon the stripping costs to be incurred during 2005 and the finished product inventory levels as of December 31, 2005. Upon adoption, the cumulative effect of applying this guidance will be recorded in beginning retained earnings. We plan to adopt EITF 04-6 on January 1, 2006 and are presently evaluating the impact of adoption.

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

17.  Enterprise Data - Continuing Operations

Due to the disposition of our Chemicals business as described in Note 3, Construction Materials constitutes continuing operations.

We produce and sell aggregates and related products and services in seven regional divisions. These divisions have been aggregated for financial statement purposes. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. The majority of our activities are domestic; thus, assets outside the United States are not material. We sell a relatively small amount of construction aggregates outside the United States. Net sales by product are summarized below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
NET SALES BY PRODUCT Aggregates Asphaltic products and placement Ready-mixed concrete Other Total	$ 512.1 97.2 66.8 29.2 $ 705.3	$ 428.9 73.2 60.3 22.3 $ 584.7	$ 868.4 151.1 116.8 48.4 $ 1,184.7	$ 737.7 126.9 114.3 37.7 $ 1,016.6

18.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the six months ended June 30 is summarized below (in thousands of dollars):

	2005	2004
Cash payments: Interest (exclusive of amount capitalized) Income taxes	$ 18,936 61,697	$ 25,855 11,493

Noncash investing and financing activities:
  Amounts referable to business acquisitions:
    Liabilities assumed
  Noncash proceeds from the sale of the Chemicals
      business:
        Earn-outs (Note 3)
        Working capital adjustments

	$ 5,634 128,167 13,559	-- -- --

19.  Other Commitments and Contingencies

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we have been named as one of numerous defendants in 171 lawsuits in Mississippi and Texas by 5,485 plaintiffs, one case in California with one plaintiff, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, two cases in West Virginia with 23 plaintiffs, three cases in Florida with three plaintiffs and three cases in Ohio with 81 plaintiffs. The first of these lawsuits was filed in July 1993, and the most recent case was filed in March 2005. Most of the actions are in state court in the state in which they were filed; however, a number have been removed to federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994 in Texas. In the cases in California, Kentucky, West Virginia, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. We are seeking dismissal from the cases in Mississippi, Kentucky, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to Vulcan's product in those states.

In October 1996, we commenced construction of a lime kiln at our Manteno, Illinois site. Operations commenced in January 1998. We suspended operation of the kiln in May 2003. The Illinois Environmental Protection Agency has alleged violations of Section 9(a), 9(b) and 9.1(d) of the Illinois Environmental Protection Act and has referred civil enforcement of such violations to the Illinois Attorney General's office. Although no enforcement proceeding has been instituted, recently the Attorney General's office has informally indicated that fines in excess of $100,000 may be assessed.

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

Forward-Looking Statements

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected. These risks, assumptions and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the highly competitive nature of the construction materials industry; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount, if any, of the payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business unit; and other risks, assumptions and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date hereof, and we assume no obligation to update such statements.

Reclassification

The amount for medium-term investments as of June 30, 2004 has been reclassified from cash and cash equivalents to present them in accordance with their contractual maturities, which are in excess of three months. This reclassification resulted in the reduction of cash and cash equivalents and an offsetting increase in medium-term investments in the amount of $123,495,000 as of June 30, 2004. This reclassification had no impact on our Condensed Consolidated Statements of Earnings.

RESULTS OF OPERATIONS

The following comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.

On June 7, 2005, we closed the sale of our Chemicals business as presented in Note 3 to the condensed consolidated financial statements and, accordingly, its results are reported as discontinued operations.

Second Quarter 2005 as Compared with Second Quarter 2004

We achieved record second quarter net earnings of $121.5 million, or $1.17 per diluted share, as compared to $87.8 million, or $0.85 per diluted share in the same period of the prior year. Net sales increased 21% from the prior year's level, while earnings from continuing operations before income taxes increased 32%. Earnings from continuing operations were $0.98 per diluted share compared to last year's $0.81 per diluted share. Last year's second quarter results benefited from a significantly lower effective tax rate and higher gains on the sale of real estate. Earnings from discontinued operations, our former Chemicals business, were $19.6 million in the quarter, or $0.19 per diluted share.

During the second quarter, we repurchased 340,589 shares of our common stock at a total cost of approximately $19.5 million representing an average cost of $57.32 per share. The number of shares remaining under our repurchase authorization is approximately 7.3 million shares.

Continuing Operations:
Construction Materials' net sales increased 21% to a record $705.3 million resulting from sharply higher shipments and prices of aggregates. Aggregates shipments and prices in the quarter increased 10% and 8%, respectively, as compared to the same period in the prior year. Shipments from legacy operations increased 9% in the quarter and shipments from recently acquired operations added another 1% to the total increase. Asphalt shipments in the second quarter increased from the prior year reflecting strong demand in Arizona, California and Texas. Second quarter asphalt results also benefited from favorable weather comparisons with the prior year in Texas. Price increases for asphalt and ready-mixed concrete offset higher costs for liquid asphalt and cement.

Earnings from continuing operations were $102.0 million, up $18.4 million from the prior year resulting from the aforementioned sharply higher prices and shipments of aggregates. Improved productivity in aggregates plants partially offset sharp increases in the prices for diesel fuel and certain parts and supplies. Gross profit as a percent of net sales increased approximately 200 basis points from the prior year.

Selling, administrative and general expenses increased $5.6 million from the prior year's second quarter due mainly to the effect of our stock price on stock-based incentive compensation. As a percent of net sales, selling, administrative and general expenses decreased to 7.9%, compared to 8.6% in the prior year. The change in other operating expense (income), net was primarily due to $5.5 million of lower gains on the sale of real estate.

The effective tax rate for earnings from continuing operations increased to 31.0% from 25.5% in the prior year. The tax rate in the second quarter of last year was unusually low due to an adjustment to reduce estimated income tax liabilities for open audit years as well as the completion of other audit years. There was no comparable adjustment in the current year.

Discontinued Operations:
On June 7, 2005, we closed the sale of our Chemicals business, known as Vulcan Chemicals, to a subsidiary of Occidental Chemicals Corporation. For the two months of operation prior to closing the sale, earnings from discontinued operations, net of taxes, were $19.6 million. Included in these second quarter earnings results were approximately $11.4 million of pretax exit and disposal costs.

Including the $151 million received at closing, post-closing working capital adjustments and anticipated proceeds from the two earn-out agreements, total proceeds from the sale of the Chemicals business are expected to exceed the net carrying value of the assets and liabilities sold. Since accounting requirements preclude the recognition of contingent gains, the pretax value recorded at closing referable to the two earn-out agreements was limited to $128.2 million. Accordingly, no gain or loss was recorded from the disposal transaction. Ultimately, income or loss will be recognized to the extent proceeds from the two earn-outs differ from the amounts recorded at closing.

Year-to-Date Comparisons as of June 30, 2005 and June 30, 2004

Net earnings were $175.9 million, or $1.69 per diluted share, for the first six months of 2005 compared to $102.8 million, or $0.99 per diluted share, in the prior year. Net sales of $1.2 billion for the first six months of 2005 increased 17% from the comparable 2004 total of $1.0 billion. Earnings from continuing operations were $123.4 million, or $1.18 per diluted share. Comparable 2004 earnings were $104.3 million, or $1.01 per diluted share. Earnings from discontinued operations were $0.51 per diluted share for the first six months of 2005 compared with a loss of $0.02 per diluted share in 2004.

In the first half of 2005, we repurchased approximately $69.0 million of our common stock at an average price of $56.90 per share.

Continuing Operations:
Construction Materials' net sales of $1.2 billion were up $168.2 million, or 17% from the first half of 2004. This increase resulted primarily from higher aggregates pricing and increased shipments. Aggregates pricing increased over 6% and aggregates shipments increased 9% of which 1% was attributable to acquisitions. Asphalt volumes were up 11% with legacy operations increasing nearly 7%. Ready-mixed concrete volumes were down 10% with legacy operations decreasing 7%.

Earnings from continuing operations were $123.4 million, up $19.1 million from the prior year. Gross profit as a percent of net sales increased approximately 100 basis points from the prior year.

Selling, administrative and general expenses increased $12.5 million due mostly to higher stock-based incentive compensation. As a percent of net sales, selling, administrative and general expenses decreased to 9.0%, compared to 9.3% in the prior year. Other operating expenses were up $9.2 million due to lower gains on the sale of real estate and higher environmental accruals.

Net interest expense declined $6.3 million resulting mostly from the retirement of $243.0 million of debt in April 2004.

Our effective tax rate for earnings from continuing operations was 31.6% for the first half of 2005, up from the 2004 rate of 26.8%. An adjustment was recorded in the first half of 2004 to reduce estimated income tax liabilities for open audit years as well as the completion of other audit years. The rate increase is due principally to no comparable adjustment being recorded in the first half of 2005.

Discontinued Operations:
Earnings from discontinued operations, net of tax, were $52.5 million compared with a loss on discontinued operations, net of tax, of $1.5 million for the first six months of 2004. Operating earnings from the discontinued operations were $93.9 million for the five months of operation in 2005 compared with a loss of $1.8 million for the first six months of 2006. This improvement resulted primarily from sharply higher pricing for most products compared to the prior period. Additionally, higher volumes and plant operating efficiencies more than offset increased costs for natural gas and key raw materials. These operating earnings include the impact of approximately $11.4 million of pretax exit and disposal charges.

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

On June 7, 2005, we closed the previously announced sale of our Chemicals business, known as Vulcan Chemicals, to Occidental Chemical Corporation through its subsidiary Basic Chemical Company LLC. Proceeds from the sale will be used for general corporate purposes. We believe that the sale will not have a significant effect on our ability to fund business requirements in the future including capital expenditures, dividend payments, stock repurchases, potential future acquisitions, debt service obligations and cash contractual obligations.

Cash Flows

Net cash provided by operating activities equaled $214.1 million in the first half of 2005, up nearly 4% from the $206.5 million generated in the same period last year. This $7.6 million increase in cash provided by operating activities resulted from the higher cash earnings partially offset by increased working capital requirements. Net cash used for investing activities was $86.8 million in the first six months of 2005, compared to net cash provided by investing activities of $46.8 million from the first six months of 2004. This $133.6 million change was due primarily to a reduction in proceeds from sales and maturities of our medium-term investments program and an increase in acquisition spending offsetting the net cash proceeds from the Chemicals business sale. Net cash used for financing activities decreased $181.1 million from the first half of 2004 to total $112.6 million for the six months ended June 30, 2005. This decrease in cash used for financing activities resulted primarily from the April 1, 2004 debt payment in the principal amount of $243.0 million related to 5.75% five-year notes issued in 1999, partially offset by our $69.0 million of share repurchases in 2005.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $621.1 million at June 30, 2005. This represented a $370.2 million decrease from our December 31, 2004 level and a $13.0 million increase from our June 30, 2004 level. The decrease from the year-end 2004 level resulted from the $238.9 million increase in current maturities of long-term debt, which resulted from the reclassification to current liabilities of long-term debt due February 2006 in the amount of $240.0 million and the disposition of the $269.8 million of net assets held for sale as of December 31, 2004 from the Chemicals business. The increase in working capital from June 30, 2004 resulted primarily from increases in cash and cash equivalents of $178.7 million and medium-term investments of $125.5 million offset in part by an increase in current maturities of long-term debt of $235.8 million.

Short-term Borrowings

Short-term borrowings consisted of the following (in thousands of dollars):

	June 30 2005	Dec. 31 2004	June 30 2004
Bank borrowings Commercial paper Total notes payable	$ -- -- $ --	$ -- -- $ --	$ 21,000 -- $ 21,000

As noted above, there was no commercial paper outstanding as of June 30, 2005, December 31, 2004 or June 30, 2004. As of June 30, 2004, our previously owned Chloralkali joint venture had an uncommitted bank credit facility in the amount of $30.0 million available at June 30, 2004, of which $21.0 million was drawn, as noted above. Periodically, we issue commercial paper to fund current working capital needs in lieu of liquidating short-term investments. We plan to continue this practice from time to time as circumstances warrant.

Unsecured bank lines of credit totaling $350.0 million were available at June 30, 2005, none of which was in use.

Current Maturities

Current maturities of long-term debt are summarized below (in thousands of dollars):

	June 30 2005	Dec. 31 2004	June 30 2004
6.40% 5-year notes issued 2001* Medium-term notes Other notes	$ 239,536 2,000 529	$ (80) 2,000 1,306	$ -- 5,000 1,302
Total	$ 242,065	$ 3,226	$ 6,302
*Includes a decrease in valuation for the fair value of the short-term interest rate swaps, as follows: June 30, 2005 - $464 thousand and December 31, 2004 - $80 thousand.

The $240.0 million (listed above net of the $464 thousand decrease for the interest rate swap) payment for the 6.40% 5-year notes issued 2001 is due February 1, 2006. We expect to retire this debt using available cash and medium-term investments. Scheduled debt payments during 2004 included $243.0 million in April to retire the 5.75% five-year notes issued in 1999 and $5.0 million in September to retire an 8.55% medium-term note issued in 1991.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	June 30 2005	Dec. 31 2004	June 30 2004
Long-term obligations: Long-term debt Total long-term obligations	$ 355,706 $ 355,706	$ 604,522 $ 604,522	$ 607,537 $ 607,537
Long-term capital: Long-term debt Deferred income taxes All other noncurrent liabilities Shareholders' equity Total long-term capital	$ 355,706 326,363 300,560 2,092,678 $ 3,075,307	$ 604,522 348,613 271,334 2,013,975 $ 3,238,444	$ 607,537 356,080 268,582 1,867,241 $ 3,099,440
Long-term obligations as a percent of: Long-term capital Shareholders' equity	11.6% 17.0%	18.7% 30.0%	19.6% 32.5%

The reduction in long-term obligations and long-term capital from December 31, 2004 to June 30, 2005 is due primarily to the reclassification to current maturities of the $240.0 million 6.40% 5-year notes issued 2001.

The calculations of the ratio of total debt to total capital are summarized below (amounts in thousands, except percentages):

	June 30 2005	Dec. 31 2004	June 30 2004
Debt: Current maturities of long-term debt Notes payable Long-term debt Total debt	$ 242,065 -- 355,706 $ 597,771	$ 3,226 -- 604,522 $ 607,748	$ 6,302 21,000 607,537 $ 634,839
Capital: Total debt Shareholders' equity Total capital	$ 597,771 2,092,678 $ 2,690,449	$ 607,748 2,013,975 $ 2,621,723	$ 634,839 1,867,241 $ 2,502,080
Ratio of total debt to total capital	22.2%	23.2%	25.4%

In the future, the ratio of total debt to total capital will depend upon specific investment and financing decisions. Nonetheless, management believes our cash-generating capability, combined with our financial strength and geographic diversification, can comfortably support a ratio of 30% to 35%. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash flow or issuing debt or equity securities.

Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business operations. Our commercial banks issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Virtually all standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of June 30, 2005 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements	$ 15,653 5,732 2,560	One year One year One year	Renewable annually Renewable annually Renewable annually
Total standby letters of credit	$ 23,945

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

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

William F. Denson, III Secretary Vulcan Materials Company 1200 Urban Center Drive Birmingham, Alabama 35242

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we may utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas in our discontinued operations - Chemicals business. As of June 30, 2005, we had no such contracts outstanding. For the prior periods presented, the fair values of these contracts were as follows: December 31, 2004 - $99,000 unfavorable and June 30, 2004 - $2,507,000 favorable.

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50,000,000. Under this agreement, we pay a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty. The six-month LIBOR approximated 3.71% at June 30, 2005. The interest rate swap agreement is scheduled to terminate February 1, 2006 coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240,000,000. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. The estimated fair values of this agreement were as follows: June 30, 2005 - $464,000 unfavorable, December 31, 2004 - $256,000 unfavorable and June 30, 2004 - $236,000 unfavorable.

We do not enter into derivative financial instruments for speculative or trading purposes.

At June 30, 2005, the estimated fair market value of our debt instruments was $625,254,000 as compared to our book value of $597,771,000. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $13,715,000.

We are exposed to risk related to the ultimate proceeds to be received from the sale of the Chemicals business. As described in Note 3 to the condensed consolidated financial statements, in addition to the initial proceeds, we will be entitled to receive annual cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the closing. This earn-out is capped at $150 million and is accounted for as a derivative instrument. Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out will be determined based primarily on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through 2012. There can be no assurance as to the future amount received from the earn-outs, if any.

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

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we have been named as one of numerous defendants in 171 lawsuits in Mississippi and Texas by 5,485 plaintiffs, one case in California with one plaintiff, two cases in Louisiana with two plaintiffs, one case in Kentucky with 454 plaintiffs, two cases in West Virginia with 23 plaintiffs, three cases in Florida with three plaintiffs and three cases in Ohio with 81 plaintiffs. The first of these lawsuits was filed in July 1993, and the most recent case was filed in March 2005. Most of the actions are in state court in the state in which they were filed; however, a number have been removed to federal district court. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994 in Texas. In the cases in California, Kentucky, West Virginia, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica, and the cases in Louisiana relate to liability as a premises owner on which sand blasting was used. We are seeking dismissal from the cases in Mississippi, Kentucky, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to Vulcan's product in those states.

In October 1996, we commenced construction of a lime kiln at our Manteno, Illinois site. Operations commenced in January 1998. We suspended operation of the kiln in May 2003. The Illinois Environmental Protection Agency has alleged violations of Section 9(a), 9(b) and 9.1(d) of the Illinois Environmental Protection Act and has referred civil enforcement of such violations to the Illinois Attorney General's office. Although no enforcement proceeding has been instituted, recently the Attorney General's office has informally indicated that fines in excess of $100,000 may be assessed.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases we made during the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30, 2005	100,000	$57.34	100,000	7,501,939
May 1 - 31, 2005	196,900	$55.46	196,900	7,305,039
June 1 - 30, 2005	43,689	$65.70	43,689	7,261,350
Total	340,589	$57.32	340,589

(1)	The average price paid per share includes commission costs.
(2)

The share repurchase program was authorized June 28, 1985 with an initial authorization of 6,000,000 shares, as adjusted for stock splits. On February 14, 1997, the Board of Directors raised the authorization to repurchase stock to 12,000,000 shares, as adjusted for stock splits. As of June 30, 2005, there were 7,261,350 shares remaining under the authorization. We may make share repurchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 13, 2005. The results of the voting at the Annual Meeting are set forth below:

1.	The shareholders elected the following directors to hold office until the annual meeting in the year indicated:
		Term	Number of Shares
	Director	Expiring	For	Withhold
	Livio D. DeSimone Philip J. Carroll, Jr. Donald M. James	2007 2008 2008	95,111,186 95,315,572 94,561,381	1,312,060 1,107,674 1,861,865

2.	The shareholders ratified the appointment of the firm Deloitte & Touche LLP as the Company's independent registered public accountants for the fiscal year 2005:
Number of Shares
	For Against Abstain	95,319,658 525,669 577,919

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

Date       July 28, 2005

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer and
Treasurer

