Form 10-Q
period 2005-09-30
VULCAN MATERIALS CO
filed 2005-10-28
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2005
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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2005 101,834,216

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED September 30, 2005 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
	Item 4.	Controls and Procedures	33
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	34
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	Item 6.	Exhibits	36
SIGNATURES			37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	September 30 2005	December 31 2004	September 30 2004

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
   (Notes 13 & 19)
Shareholders' equity
      Total liabilities and shareholders' equity

$      253,594
192,720

540,709
       (4,166)
536,543

158,853
8,727
1,525
       16,774
185,879
42,446
20,643
                 --
1,231,825
6,919

3,429,186
  (1,838,360)
1,590,826
646,833
     178,318
 $ 3,654,721

$     242,120
--
146,788
158,318
              --
547,226
355,308
300,432
287,870
--

   2,163,885
 $ 3,654,721

$      271,450
179,210

286,809
       (5,196)
281,613

158,350
6,512
937
       11,385
177,184
34,433
15,846
     458,223
1,417,959
7,226

3,264,193
  (1,727,700)
1,536,493
600,181
     103,274
 $ 3,665,133

$        3,226
--
95,312
139,716
      188,435
426,689
604,522
348,613
271,334
--

   2,013,975
 $ 3,665,133

$      159,578
187,105

466,378
       (9,457)
456,921

162,357
7,579
781
       35,550
206,267
35,100
24,771
                --
1,069,742
20,371

4,227,205
  (2,356,348)
1,870,857
579,817
        95,267
 $ 3,636,054

$      1,302
48,000
157,606
169,485
             --
376,393
607,158
341,949
268,341
95,277

   1,946,936
 $ 3,636,054

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
  Minority interest in earnings of a
     consolidated subsidiary
  Gain on disposal of discontinued operations
  Income tax benefit (provision)
Earnings (loss) on discontinued operations, net of tax

	$ 749,367 80,649 830,016 522,111 80,649 602,760 227,256 62,387 (37) 10,673 175,579 6,484 9,150 172,913 44,592 128,321 (8,444) -- -- 2,339 (6,105)	$ 649,309 74,066 723,375 452,096 74,066 526,162 197,213 52,378 (1,190) 1,670 147,695 1,106 8,982 139,819 47,828 91,991 13,805 (2,005) -- (4,829) 6,971	$ 1,934,116 206,590 2,140,706 1,404,252 206,590 1,610,842 529,864 169,511 4,173 12,907 369,087 12,118 28,023 353,182 101,475 251,707 85,484 (11,232) -- (27,845) 46,407	$ 1,665,906 179,775 1,845,681 1,221,415 179,775 1,401,190 444,491 146,977 (6,203) 6,017 309,734 3,654 31,116 282,272 86,016 196,256 11,990 (3,289) -- (3,204) 5,497
Net earnings	$ 122,216	$ 98,962	$ 298,114	$ 201,753

Basic earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

Diluted earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

	$ 1.25 (0.06) $ 1.19 $ 1.23 (0.06) $ 1.17	$ 0.90 0.07 $ 0.97 $ 0.89 0.07 $ 0.96	$ 2.46 0.45 $ 2.91 $ 2.41 0.45 $ 2.86	$ 1.92 0.05 $ 1.97 $ 1.90 0.05 $ 1.95
Weighted-average common shares outstanding: Basic Assuming dilution	102,320 104,397	102,502 103,659	102,503 104,376	102,361 103,513
Cash dividends per share of common stock	$ 0.290	$ 0.260	$ 0.870	$ 0.780
Depreciation, depletion, accretion and amortization from continuing operations	$ 55,759	$ 52,361	$ 162,944	$ 156,266
Effective tax rate	25.8%	34.2%	28.7%	30.5%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Statements of Cash Flows	Nine Months Ended September 30
(Condensed and unaudited)	2005	2004

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Net gain on disposal of property, plant and equipment
     Contributions to pension plans
     Increase in assets before
        effects of business acquisitions and dispositions
     Increase in liabilities before
        effects of business acquisitions and dispositions
     Other, net
        Net cash provided by operating activities

	$ 298,114 163,392 (4,219) (28,847) (199,154) 35,655 9,197 274,138	$ 201,753 191,047 (11,150) (712) (100,420) 77,856 5,257 363,631

Investing Activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Proceeds from sale of Chemicals business, net of cash
  transaction fees
Payment for partner's interest in consolidated joint venture
Payment for business acquisitions, net of acquired cash
Purchases of medium-term investments
Proceeds from sales and maturities of medium-term
  investments
Change in investments and long-term receivables
        Net cash used for investing activities

	(151,210) 5,069 209,327 (62,701) (93,314) (283,765) 270,255 620 (105,719)	(142,017) 26,665 -- -- (29,433) (293,598) 380,387 661 (57,335)

Financing Activities
Net payments - commercial paper and bank lines of credit
Payment of short-term debt and current maturities
Payment of long-term debt
Purchases of common stock
Dividends paid
Proceeds from exercise of stock options
Other, net
        Net cash used for financing activities

	-- (1,291) (8,253) (123,125) (89,046) 35,394 46 (186,275)	19,000 (249,542) (195) -- (79,684) 14,551 1,383 (294,487)
Net (decrease) increase in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(17,856) 271,450 $ 253,594	11,809 147,769 $ 159,578

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

Due to the 2005 divestiture of our Chemicals business as presented in Note 3, the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

The September 30, 2004 amount for medium-term investments has been reclassified from cash and cash equivalents to present them in accordance with their contractual maturities, which are in excess of three months. This reclassification resulted in the reduction of cash and cash equivalents and an offsetting increase in medium-term investments as of September 30, 2004 in the amount of $187,105,000. This reclassification had no impact on our Condensed Consolidated Statements of Earnings.

2.   Stock-based Compensation

We account for our stock-based employee compensation plans (deferred stock units, stock options and performance share awards) under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. For pro forma and actual reporting, we recognize compensation cost over the nominal (i.e., stated) vesting period. We will continue to follow this nominal vesting period approach for awards granted prior to our January 2006 adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)). For awards granted subsequent to our adoption of FAS 123(R), compensation cost will be recognized over the shorter of:

1. 2.	the nominal vesting period, or the period until the retirement eligible employee's award vests under the terms of the award.

Under APB 25, we generally recognize no compensation expense in net earnings for stock options, as all options granted have an exercise price equal to the market value of our underlying common stock on the date of grant. However, in 2005 the terms of select stock options for certain employees terminated due to the sale of our Chemicals business were modified resulting in expense recognition in the second and third quarters of 2005 of $977,000 and $4,487,000, respectively. The pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions to all stock-based employee compensation for the three and nine months ended September 30 is set forth below (amounts in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net earnings, as reported
Add: Total stock-based employee compensation
  expense included in reported net earnings under
  intrinsic value based method for all awards,
  net of related tax effects
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects

	$ 122,216 8,725 (6,857)	$ 98,962 1,094 (2,162)	$ 298,114 14,975 (14,308)	$ 201,753 3,286 (6,491)
Pro forma net earnings	$ 124,084	$ 97,894	$ 298,781	$ 198,548
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$1.19 $1.21 $1.17 $1.19	$0.97 $0.96 $0.96 $0.94	$2.91 $2.91 $2.86 $2.87	$1.97 $1.94 $1.95 $1.92

3.   Discontinued Operations

On June 7, 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to Occidental Chemical Corporation through its subsidiary Basic Chemicals Company, LLC (Basic Chemicals). These assets consisted primarily of chloralkali plants in Wichita, Kansas, Geismar, Louisiana and Port Edwards, Wisconsin; and the facilities of our Chloralkali joint venture located in Geismar. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business.

In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214 million and assumed certain liabilities relating to the business as described below. Concurrent with the sale transaction, we acquired the 49% interest in the joint venture not owned by us for $62.7 million, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of approximately $151.3 million are subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In addition, Basic Chemicals may be required to make contingent future payments under two separate earn-out agreements. The first earn-out agreement is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the closing and is capped at $150.0 million (ECU earn-out or ECU derivative). This ECU earn-out is accounted for as a derivative instrument; accordingly, it is reported at fair value and changes, if any, to the fair value of the ECU derivative are recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, "Classification and Disclosure of Contingencies Relating to Discontinued Operations." Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out agreement will be determined based primarily on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012. Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount will be shared equally with the purchaser. The primary determinant of the value for this earn-out will be growth in 5CP sales volume. There can be no assurance as to the future amount received from the earn-outs, if any. The purchaser also assumed certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate historical and future releases of hazardous materials at or from the three plant facilities. We retained certain other liabilities of the Chemicals business.

The fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. Since SFAS No. 5, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt, no gain was recognized on the Chemicals sale. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. The combined carrying amount of these earn-outs reflected in accounts and notes receivable and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2005 was $137.5 million. The increase from the June 7, 2005 closing is due to the $9.6 million gain on the ECU earn-out, which is reflected as a component of other income, net in our Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2005.

As a result of this transaction, we expect to incur approximately $23.5 million of pretax exit and disposal charges and transaction fees consisting of $7.8 million of SFAS No. 88, "Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (FAS 88), expense, $10.2 million for employee severance expenses, primarily referable to outstanding stock-based incentive awards, and $5.5 million for various transaction fees. Approximately $10.8 million of the charges are cash expenditures and the remaining $12.7 million are for non-cash charges. Approximately $11.4 million and $6.1 million of the pretax exit and disposal charges were recognized in results of discontinued operations in the second and third quarters, respectively. Additionally, $4.7 million of transaction fees were applied against the proceeds in calculating the gain/loss on disposal.

We are potentially liable for a cash transaction bonus payable in the future to certain key Chemicals' employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. As of September 30, 2005, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded. Based on our evaluation of cash receipts from the earn-outs, the likely range for the contingent payment to certain key Chemicals employees is between $0 and $5 million.

Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.

In addition to $6.1 million of pretax exit and disposal charges recognized during the third quarter of 2005, we recognized $2.3 million of other transitional costs in the results of discontinued operations. Net sales, total revenues and pretax earnings (loss) from discontinued operations, excluding minority interest, were as follows (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales Total revenues Pretax earnings (loss)	$ -- $ -- $(8.4)	$154.6 $167.9 $13.8	$339.7 $364.4 $85.5	$438.7 $480.1 $12.0

As of December 31, 2004, assets and liabilities of our discontinued operations were classified as held for sale in the accompanying Condensed Consolidated Balance Sheets under two captions: assets held for sale and liabilities of assets held for sale. In accordance with FAS 144, depreciation expense and amortization expense were suspended on assets held for sale upon the October 2004 board approval of the disposal plan. The major classes of assets and liabilities of our discontinued operations at December 31, 2004 were as follows (in millions of dollars):

Dec. 31 2004
Accounts and notes receivable Inventories Prepaid expenses Investments and long-term receivables Property, plant and equipment, net Goodwill Other assets Total assets	$ 88.5 37.5 0.9 9.4 321.4 0.4 0.1 $ 458.2
Current liabilities Asset retirement obligations All other noncurrent liabilities Minority interest in a consolidated subsidiary Total liabilities	$ 61.5 17.5 8.4 101.0 $ 188.4

4.   Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	102,320 1,600 477 104,397	102,502 853 304 103,659	102,503 1,420 453 104,376	102,361 859 293 103,513

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents were as follows (in thousands of shares):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Antidilutive common stock equivalents	--	7	--	6

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

We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions are likely to be challenged and that our positions may not be fully sustained. The methodology utilized in establishing our tax contingency accrual involves estimating the risk to each exposure item and accruing at the appropriate amount. The tax contingency accruals are adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of tax contingency accruals and subsequent adjustments as considered appropriate by management.

The 2005 third quarter effective tax rate of 25.8% was affected by a favorable settlement of federal refund claims in the third quarter of 2005 of approximately $3.2 million and a reduction in estimated income tax liabilities for prior years of approximately $6.9 million. The third quarter 2005 adjustments resulted in an effective tax rate of 28.7% for the nine months ended September 30, 2005.

The 2004 third quarter tax rate of 34.2% was affected by an increase in the provision for uncertain tax positions during the quarter. The third quarter 2004 adjustment, along with adjustments recorded in prior 2004 quarters, resulted in an effective tax rate of 30.5% for the nine months ended September 30, 2004.

6.   Medium-term Investments

Our medium-term investments consist of highly liquid securities with a contractual maturity in excess of three months at the time of purchase. The fair value of these available-for-sale investments by major security type are summarized below (amounts in thousands):

	Sept. 30 2005	Dec. 31 2004	Sept. 30 2004
Bonds, notes and other securities: Variable rate demand obligations Other debt securities Total medium-term investments	$ 182,720 10,000 $ 192,720	$ 179,210 -- $ 179,210	$ 187,105 -- $ 187,105

While the contractual maturities for the variable rate demand obligations noted above are generally long term (longer than one year), these securities have certain economic characteristics of current (less than one year) investments because of their rate-setting mechanisms. Therefore, all our medium-term investments are classified as current assets based on our investing practices and intent. The contractual maturities of the available-for-sale securities as of September 30, 2005 are summarized below (amounts in thousands):

Sept. 30 2005
Less than one year Due in 1-2 years Due in 2-5 years Due after 5 years Total available-for-sale securities	$ 10,100 -- -- 182,620 $ 192,720

Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Proceeds Gross realized gains Gross realized losses	$ 136,665 insignificant insignificant	$ 58,560 insignificant insignificant	$ 270,255 insignificant insignificant	$ 380,387 insignificant insignificant

There were no transfers from the available-for-sale category to the trading category for the nine months ended September 30, 2005 and 2004. There were no gross unrealized holding gains or losses related to medium-term investments for the nine months ended September 30, 2005 and 2004.

7.   Derivative Instruments

In connection with the sale of our Chemicals business, we entered into an earn-out agreement that may require the purchaser, Basic Chemicals, to make contingent future payments based on ECU (electrochemical unit) and natural gas prices during the five-year period following the sale, not to exceed $150 million. We have not designated the ECU earn-out as a hedging instrument and accordingly, gains and losses resulting from changes in the fair value, if any, are recognized in current period operating results. Pursuant to Staff Accounting Bulletin Topic 5:Z:5, changes in fair value are recognized in continuing operations. During the three and nine month periods ended September 30, 2005, we recorded gains of $9,620,000 and $9,350,000, respectively, which are reflected in other income, net of other charges, in our Condensed Consolidated Statements of Earnings.

In November 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we pay the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty to the agreement. We have designated this instrument as an effective fair value hedge in accordance with FAS 133. Accordingly, the mark-to-market value of the hedge, which will terminate February 1, 2006, has been reflected in our Condensed Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. As of September 30, 2005, the estimated fair value of our interest rate swap agreement reflected projected payments by us of $409,000.

Natural gas used in our discontinued operations - Chemicals business - was subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. We used over-the-counter commodity swap and option contracts to manage the volatility related to future natural gas purchases. We designated these instruments as effective cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). There were no open contracts as of September 30, 2005. As of September 30, 2004, our consolidated financial statements reflected the fair value of the open contracts as a favorable component of accumulated other comprehensive income of $2,307,000 less income tax expense of $867,000. As of December 31, 2004, our consolidated financial statements reflected the fair value of the open contracts as an unfavorable component of accumulated other comprehensive income of $99,000, offset by an income tax benefit of $37,000.

There was no impact to earnings due to hedge ineffectiveness during the periods ended September 30, 2005 and 2004.

8.   Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources.

Comprehensive income comprises two subsets: net earnings and other comprehensive income (loss). Historically, other comprehensive income (loss) includes fair value adjustments to cash flow hedges pertaining to our commodity swap and option contracts to purchase natural gas and minimum pension liability adjustments. Total comprehensive income is comprised of the following (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 122,216 -- $ 122,216	$ 98,962 (124) $ 98,838	$ 298,114 62 $ 298,176	$ 201,753 (1,209) $ 200,544

9.   Shareholders' Equity

Through September 30, 2005, we had purchased a total of 44,520,419 shares of our common stock at a cost of $731,548,000 pursuant to a common stock purchase plan initially authorized by the Board of Directors in July 1985 and increased in subsequent years, and pursuant to a tender offer during the period November 5, 1986 through December 4, 1986. As of September 30, 2005, 6,465,550 shares remained under the current purchase authorization.

The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Shares purchased: Number Total cost (thousands) Average cost	795,800 $54,120 $68.01	-- $ -- $ --	2,008,438 $123,125 $61.30	-- $ -- $ --
	Sept. 30 2005	Dec. 31 2004	Sept. 30 2004
Shares in treasury at period end: Number Average cost	37,870,756 $ 17.96	37,045,535 $ 15.32	37,297,079 $ 15.28

10.  Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

PENSION BENEFITS	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial loss (gain) Net periodic benefit cost	$ 4,888 7,384 (10,782) 521 351 $ 2,362	$ 4,727 7,311 (10,201) 626 (42) $ 2,421	$ 15,482 22,964 (31,421) 1,690 969 $ 9,684	$ 14,183 21,932 (30,604) 1,878 (124) $ 7,265

OTHER POSTRETIREMENT BENEFITS	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost: Service cost Interest cost Amortization of prior service cost Recognized actuarial loss Net periodic benefit cost	$ 973 1,167 (37) 202 $ 2,305	$ 1,055 1,367 (45) 245 $ 2,622	$ 3,216 3,994 (130) 1,012 $ 8,092	$ 3,315 4,309 (148) 834 $ 8,310

As a result of the June 7, 2005 sale of our Chemicals business, as presented in Note 3, in the second quarter, we recognized an acceleration of a portion of the current unrecognized prior service cost of $1,533,000 (curtailment loss) for the pension plans and a benefit of $176,000 (curtailment gain) for the postretirement medical and life insurance plans in accordance with FAS 88. In addition, we granted special termination benefits in relation to the divestiture, including immediate vesting of pension benefits and an extension of eligibility for enhanced early retirement pension benefits and postretirement medical benefits. These benefits have been treated as special termination benefits under FAS 88 and result in one-time, second quarter, non-cash charges of $5,633,000 for the pension plans and $788,000 for the postretirement medical plans.

The sale of the Chemicals business reduces our future pension and postretirement obligations approximately $18.2 million and $19.6 million, respectively. For the full year 2005, the sale reduces pension and other postretirement benefits expense approximately $2.1 million and $1.6 million, respectively.

In August 2005, we contributed $28,082,000, the estimated maximum deductible contribution pursuant to the Internal Revenue Code, to the funded, noncontributory defined benefit pension plans. We expect to make no additional contributions to these qualified pension plans in 2005. We expect to contribute approximately $1.0 million to the unfunded, nonqualified pension plans in 2005. Additionally, we expect to pay approximately $5.0 million to cover our other postretirement benefit plan obligations in 2005. Contributions to the pension plans for the nine months ended September 30 were as follows: 2005 - $28,847,000 and 2004 - $711,917.

11.  Long-term Debt

Long-term debt is set forth below (in thousands of dollars):

	Sept. 30 2005	Dec. 31 2004	Sept. 30 2004
6.40% 5-year notes issued 2001* 6.00% 10-year notes issued 1999 Private placement notes Medium-term notes Tax-exempt bonds Other notes	$ 239,591 250,000 82,441 23,000 -- 2,396	$ 239,744 250,000 83,139 23,000 8,200 3,665	$ 239,975 250,000 83,385 23,000 8,200 3,900
Total debt excluding notes payable Less current maturities of long-term debt	$ 597,428 242,120	$ 607,748 3,226	$ 608,460 1,302
Total long-term debt	$ 355,308	$ 604,522	$ 607,158
Estimated fair value of long-term debt	$ 376,011	$ 645,502	$ 655,543
*Includes a (decrease) in valuation for the fair value of interest rate swaps, as follows: September 30, 2005 - ($409,000); December 31, 2004 - ($256,000) and September 30, 2004 - ($25,000).

In May 2005, we called and redeemed $8,200,000 of variable-rate, tax-exempt bond issues maturing in 2009.

The increase in current maturities from December 31, 2004 to September 30, 2005 resulted primarily from the February 2006 scheduled maturity of the $240,000,000, 6.40% five-year notes issued in 2001.

12.  Asset Retirement Obligations

SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. A liability is recognized for an asset retirement obligation in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement. FAS 143 operating costs for our continuing operations are reported in cost of goods sold.

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Balance at beginning of period Liabilities incurred Liabilities (settled) Accretion expense Revisions up (down) Asset retirement obligations	$ 102,853 998 (3,614) 1,257 5,262 $ 106,756	$ 113,144 7 (3,292) 1,229 409 $ 111,497	$ 90,906 3,456 (8,705) 3,549 17,550 $ 106,756	$ 107,683 40 (5,306) 4,019 5,061 $ 111,497

The information reported above for the three and nine months ended September 30, 2005 excludes discontinued operations (Chemicals business) as its asset retirement obligations were settled with the sale of the business as presented in Note 3. As of December 31, 2004 and prior to the sale, the asset retirement obligations referable to the Chemicals business were classified as liabilities of assets held for sale.

13.  Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business operations. Our commercial banks issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Substantially all of our standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of September 30, 2005 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements Total standby letters of credit	$ 15,652 5,100 33,979 $ 54,731	One year One year One year	Renewable annually Renewable annually Renewable annually

14.  Business Acquisitions

Year-to-date September 30, 2005, we acquired the assets of the following businesses for cash payments of approximately $93,314,000, including acquisition costs and net of acquired cash:

--	New West Materials Co., LLC - five aggregates facilities and five asphalt plants in Arizona.
--	Long Branch Quarry, LLC - an aggregates facility in Georgia.
--	Critser Companies, Inc. and Northern Indiana Materials Corporation - five aggregates facilities in Indiana.
--	Polk County Stone, LLC - an aggregates facility in Tennessee.

The acquisition costs reported above exclude escrowed funds of $5,800,000 of contingent consideration related to the New West acquisition and $100,000 of contingent consideration related to the Polk County acquisition. Upon resolution of such contingencies, distributions to the seller, if any, will be considered additional acquisition cost.

15.  Goodwill

The changes in the carrying amount of goodwill for each reportable segment for the periods presented below are as follows (in thousands of dollars):

	Construction Materials	Chemicals*	Total
Goodwill as of September 30, 2004	$ 579,442	$ 375	$ 579,817
Goodwill of acquired businesses Less goodwill as of December 31, 2004 classified as assets held for sale	20,739 --	-- 375	20,739 375
Goodwill as of December 31, 2004	$ 600,181	$ --	$ 600,181
Goodwill of acquired business ** Purchase price allocation adjustments	48,587 (1,935)	-- --	48,587 (1,935)
Goodwill as of September 30, 2005	$ 646,833	$ --	$ 646,833
* **

Goodwill for the former Chemicals segment is classified as assets held for sale as of December 31, 2004 and all periods thereafter up to the disposition on June 7, 2005, as presented in Note 3.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95, "Statement of Cash Flows." The approach in FAS 123(R) is generally similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosure will no longer be an alternative. FAS 123(R) is effective as of the first fiscal year beginning after June 15, 2005 for registrants that are not small business issuers; accordingly, we expect to adopt FAS 123(R) on January 1, 2006. FAS 123(R) permits public companies to adopt its requirements using one of two methods, as follows:

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

We are currently evaluating the implementation methods. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R)'s fair value method will have an impact on our Consolidated Statements of Earnings, although it will have no impact on our overall financial position. The impact of adoption of FAS 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 2. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under existing rules. This requirement will reduce net operating cash flows and increase net financing cash flows. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $13,805,000 and $4,903,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" (FAS 153). APB Opinion No. 29, "Accounting for Nonmonetary Transactions" (APB 29) applies the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. FAS 153 amends APB 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets, and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring after December 31, 2005. We do not expect the adoption of FAS 153 to have a material effect on our results of operations, financial position or liquidity.

In March 2005, the FASB ratified the Emerging Issues Task Force's Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" (EITF 04-6). In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as "stripping costs." Per EITF 04-6, stripping costs incurred during the production phase should be considered costs of the extracted minerals under a full absorption costing system, inventoried, and recognized in costs of sales in the same period as the revenue from the sale of the inventory. Additionally, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. Currently, with only limited exceptions when specific criteria are met, we expense stripping costs as incurred. The guidance in EITF 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Upon adoption, recognition of the cumulative effect of adopting this guidance will be required. The impact of implementation is not determinable prior to adoption, as it is dependent upon the stripping costs to be incurred during 2005 and the finished product inventory levels as of December 31, 2005. Upon adoption, the cumulative effect of applying this guidance will be recorded in beginning retained earnings. We plan to adopt EITF 04-6 on January 1, 2006 and are presently evaluating the impact of adoption.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligations" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if there is uncertainty with regards to the timing and (or) method of settlement. Uncertainty about the conditional outcome of the obligation is incorporated into the measurement of the fair value of the liability, not the recognition decision. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material effect on our results of operations, financial position or liquidity.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (FAS 154). FAS 154 changes the method for reporting an accounting change. Under FAS 154, accounting changes must be retrospectively applied to all prior periods for which financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, we will no longer present the cumulative effect of a change in accounting principle in our earnings statements. FAS 154 carries forward APB Opinion No. 20's guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates. FAS 154 is effective for any accounting changes and corrections of errors occurring after December 31, 2005. We do not expect the adoption of FAS 154 to have a material effect on our results of operations, financial position or liquidity.

17.  Enterprise Data - Continuing Operations

Our reportable segments are organized around products and services. Due to the sale of our Chemicals business as described in Note 3, we have one reportable segment, Construction Materials, which constitutes continuing operations.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
NET SALES BY PRODUCT Aggregates Asphaltic products and placement Ready-mixed concrete Other Total	$ 536.1 114.2 68.7 30.4 $ 749.4	$ 471.5 95.8 59.2 22.8 $ 649.3	$ 1,404.5 265.3 185.5 78.8 $ 1,934.1	$ 1,209.2 222.7 173.4 60.6 $ 1,665.9

18.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (in thousands of dollars):

	2005	2004
Cash payments: Interest (exclusive of amount capitalized) Income taxes	$ 26,170 173,053	$ 33,045 58,635

Noncash investing and financing activities:
  Amounts referable to business acquisitions:
    Liabilities assumed
  Noncash proceeds from the sale of the Chemicals business:
        Earn-outs (Note 3)
        Working capital adjustments

	4,709 128,167 14,213	-- -- --

19.  Other Commitments and Contingencies

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, and our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, we have been named as one of numerous defendants in 111 lawsuits in Mississippi by 3,716 plaintiffs, 67 lawsuits in Texas by 1,002 plaintiffs, 64 cases in Florida with 64 plaintiffs, 11 cases in California with 11 plaintiffs, 3 cases in Ohio with 81 plaintiffs, and 1 case in West Virginia with 1 plaintiff. The first of these lawsuits was filed in July 1993, and the most recent case was filed in September 2005. Most of the actions are in state court in the state in which it was filed. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, in Texas. In the cases in California, West Virginia, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica. We are seeking dismissal from the cases in Mississippi, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to our product in those states.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we are involved in cases stemming from our perchloroethylene product and involving claims of IBM employees who allege personal injury as a result of workplace exposure at IBM semiconductor manufacturing plants. These cases have been settled and the settlement was approved by the court on October 7, 2005. The amount paid by us in excess of our insurance coverage will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we are involved in an action filed in November 1998 by the City of Modesto in state court in California. This claim arose from allegations of perchloroethylene contamination of municipal water wells in the City of Modesto. The trial in this matter was stayed pending appeal by the plaintiff of a pretrial ruling. The appeal has been exhausted and trial is now scheduled to begin in the first quarter of 2006.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. These lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. Although we have reached a tentative settlement with the plaintiffs in the matter, some of the plaintiffs' attorneys have objected to the proposed settlement. A court-appointed special master is overseeing the settlement process. It is uncertain at this time if the proposed settlement will in fact be consummated.

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

Forward-Looking Statements

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause our actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the highly competitive nature of the construction materials industry; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount, if any, of the payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business unit; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date hereof, and we assume no obligation to update such statements.

Reclassification

The amount for medium-term investments as of September 30, 2004 has been reclassified from cash and cash equivalents to present them in accordance with their contractual maturities, which are in excess of three months. This reclassification resulted in the reduction of cash and cash equivalents and an offsetting increase in medium-term investments in the amount of $187,105,000 as of September 30, 2004. This reclassification had no impact on our Condensed Consolidated Statements of Earnings.

RESULTS OF OPERATIONS

The following comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.

Third Quarter 2005 as Compared with Third Quarter 2004

We attained record net sales of $749.4 million and record net earnings of $122.2 million, or $1.17 per diluted share in the third quarter. These amounts represent a 15% increase in net sales and a 23% increase in net earnings from the prior year's level. Earnings from continuing operations increased 39% to $128.3 million, or $1.23 per diluted share. Discontinued operations, comprised of our former Chemicals business, reported a loss of $6.1 million, or $0.06 per diluted share in the quarter.

During the third quarter, we repurchased 795,800 shares of our common stock at a total cost of approximately $54.1 million, representing an average cost of $68.01 per share. The number of shares remaining under our repurchase authorization is approximately 6.5 million shares.

Continuing Operations:

Construction Materials reported record net sales of $749.4 million, an increase of $100.1 million, or 15%, from the record level reported last year. The strong increase in sales resulted from sharply higher prices for all products and a 3% increase in aggregates shipments. Prices for aggregates in the quarter increased 9% as compared to the same period in the prior year. Sales volume growth was limited somewhat by wet weather and the related disruptions in construction activity from the five hurricanes experienced in the quarter. Sales for both asphalt and ready-mixed concrete were up sharply in the third quarter from the prior year due mostly to significantly higher prices. Price increases for both products offset higher costs for raw materials, including liquid asphalt and cement. Sales volumes for both products increased versus the prior year, driven by strong demand in California and Arizona and the addition of an asphalt business acquired in Arizona during the first quarter of the year.

Earnings from continuing operations were $128.3 million, an increase of $36.3 million over the prior year resulting from the aforementioned sharply higher prices for all products and growth in sales volume. These favorable factors were partially offset by sharp increases in the cost of diesel fuel higher spending for repairs; maintenance; parts and supplies necessary to improve recently acquired plants and to operate at record production levels; and higher selling, administrative and general expenses. Diesel fuel price per gallon increased over 50% from the prior year, reducing pretax earnings by approximately $10.6 million.

Selling, administrative and general expenses of $62.4 million increased $10.0 million from the prior year's quarter. This increase was due mostly to the effect of our performance share incentive plan. Compensation expense under the plan is influenced by the degree to which business targets are achieved and is affected by stock price, which increased sharply in the third quarter. Other operating income, net, decreased $1.2 million compared to the third quarter of 2004 resulting primarily from lower gains on asset sales. Other income, net, increased $9.0 million from the prior year's third quarter due to an increase in the carrying value of a contingent ECU earn-out agreement included as part of the consideration paid by the buyer of our Chemicals business. This earn-out is accounted for as a derivative instrument with future adjustments to the carrying value, if any, recorded as other income or charges in continuing operations.

Net interest expense declined $5.2 million from the prior year's third quarter due to interest recorded from the settlement of federal tax refunds, higher returns on and higher average balances of short and medium-term investments. Interest expense remained relatively flat quarter-over-quarter.

The effective tax rate for earnings from continuing operations was 25.8% for the third quarter of 2005, compared to 34.2% for the third quarter of 2004. Variability in our quarterly effective tax rates results from the requirement to report in the current quarter any changes in estimated prior year tax liabilities, uncertain tax positions, refund claims, and tax assessments. The 2005 third quarter effective tax rate of 25.8% was affected by a favorable settlement of federal refund claims in the third quarter of 2005 of approximately $3.2 million and a reduction in estimated income tax liabilities for prior years of approximately $6.9 million. The 2004 third quarter tax rate of 34.2% was affected by an increase of approximately $3.4 million in the provision for uncertain tax positions during the quarter.

Discontinued Operations:

On June 7, 2005, we closed the sale of our Chemicals business. The third quarter 2005 reported loss of $6.1 million, net of income tax benefit, was due to exit and disposal costs and other transitional costs. In the prior year's quarter, earnings were $7.0 million, net of tax and minority interest.

Year-to-Date Comparisons as of September 30, 2005 and September 30, 2004

Net earnings were $298.1 million, or $2.86 per diluted share, for the first nine months of 2005 compared to $201.8 million, or $1.95 per diluted share, in the prior year. Net sales of $1.9 billion for the first nine months of 2005 increased 16% from the comparable 2004 total of $1.7 billion. Earnings from continuing operations were $251.7 million, or $2.41 per diluted share, for the first nine months of 2005. Comparable 2004 earnings were $196.3 million, or $1.90 per diluted share. Earnings from discontinued operations were $0.45 per diluted share for the first nine months of 2005 compared with $0.05 per diluted share in 2004.

Year-to-date September 30, 2005, we repurchased 2,008,438 shares of our common stock at a total cost of approximately $123.1 million, representing an average cost of $61.30 per share.

Continuing Operations:

Construction Materials' net sales of $1.9 billion were up $268.2 million, or 16% from the first nine months of 2004. This increase resulted primarily from higher pricing for aggregates and increased shipments. Pricing for aggregates increased over 7% and aggregates shipments increased 7% of which 1% was attributable to acquisitions. Asphalt volumes were up 8%, with legacy operations, which excludes current year acquisitions and prior & current year dispositions, increasing nearly 12%. Ready-mixed concrete volumes were down 6% with legacy operations increasing 5%.

Earnings from continuing operations were $251.7 million, up $55.5 million from the prior year. This increase resulted primarily from higher pricing for aggregates and growth in sales volume. Gross profit, as a percent of net sales was 27.4% as compared with 26.7% in the prior year. Higher diesel fuel price per gallon resulted in a 130 basis point reduction in the gross profit as a percent of net sales and lowered pretax earnings approximately $24.4 million.

Selling, administrative and general expenses increased $22.5 million, up 15% from the prior year, due mostly to the impact of our higher stock price on our performance share incentive plan. Selling, administrative and general expenses were 8.8% of net sales, consistent with the prior year. Other operating expenses increased $10.4 million due to lower gains on the sale of real estate and higher environmental accruals. The $6.9 million increase in other income, net, resulted primarily from the gain related to the increase in the fair value of the ECU derivative.

Net interest expense decreased $11.6 million as a result of the retirement of $243.0 million of debt in April 2004, interest income recorded upon the settlement of federal tax refunds, higher returns on and higher average balances of short and medium-term investments.

The effective tax rate for earnings from continuing operations was 28.7% for the nine months ended September 30, 2005, down from 30.5% during the same period of 2004. This decrease principally reflects a reduction in estimated income tax liabilities for prior years and a favorable settlement of federal refund claims in the third quarter of 2005.

Discontinued Operations:

Earnings from discontinued operations, net of tax, were $46.4 million compared with $5.5 million for the first nine months of 2004. Operating earnings from discontinued operations were $85.5 million for the five months of operation in 2005 and the remaining four months of exiting and disposal. Comparatively, operating earnings from discontinued operations for the first nine months of 2004 were $12.0 million. The 2005 operating earnings include the impact of approximately $16.6 million of pretax exit and disposal charges. During the five months of operation in 2005, discontinued operations experienced improved results from the prior year due primarily to sharply higher pricing for most products and higher volumes.

The fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. Since accounting requirements preclude the recognition of contingent gains, the value recorded at closing referable to the two earn-out agreements was limited to $128.2 million. Accordingly, no gain or loss was recorded from the disposal transaction. Ultimately, a gain or loss from the disposal transaction will be recognized to the extent proceeds from the 5CP earn-out differ from the amount recorded at the June 7, 2005 closing. To the extent proceeds from the ECU earn-out differ from the amount recorded at closing, a gain or loss will be recognized in continuing operations.

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

Cash Flows

Net cash provided by operating activities totaled $274.1 million in the first nine months of 2005, down 25% from the $363.6 million generated in the same period last year. The $89.5 million decrease in cash provided by operating activities resulted primarily from an increase in accounts and notes receivable of $72.2 million due to higher sales; income tax payments of $53.7 million referable to the taxable gain on the sale of our Chemicals business; a decrease in depreciation, depletion and amortization expense of $34.3 million referable to the sale of our Chemicals business; and an increase in pension contributions of $28.1 million. These uses of cash were partially offset by a $96.4 million increase in net earnings. Net cash used for investing activities was $105.7 million in the first nine months of 2005, compared to net cash used for investing activities of $57.3 million from the first nine months of 2004. This $48.4 million increase was due primarily to a $110.1 million reduction in sales and maturities of medium-term investments, a $63.9 million increase in cash paid for business acquisitions, net of acquired cash, offset by net cash proceeds from the sale of the Chemicals business of $209.3 million. Net cash used for financing activities decreased $108.2 million from the first nine months of 2004 to total $186.3 million for the nine months ended September 30, 2005. This decrease in cash used for financing activities resulted primarily from the April 1, 2004 debt payment in the principal amount of $240.0 million related to 5.75% five-year notes issued in 1999, partially offset by $123.1 million of share repurchases in 2005.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $684.6 million at September 30, 2005. This represented a $306.7 million decrease from our December 31, 2004 level and an $8.7 million decrease from our September 30, 2004 level. The decrease from the year-end 2004 level resulted from a $238.9 million increase in current maturities of long-term debt attributable to the reclassification to current liabilities of debt maturing February 2006 and an increase in contributions to our pension plans of $28.1 million. The decrease in working capital from September 30, 2004 resulted primarily from an increase in current maturities of long-term debt of $240.8 million, offset in part by an increase in cash and cash equivalents of $94.0 million, an increase in accounts and notes receivable, net, of $79.6 million, and a decrease in notes payable of $48.0 million

Short-term Borrowings

Short-term borrowings consisted of the following (in thousands of dollars):

	Sept. 30 2005	Dec. 31 2004	Sept. 30 2004
Bank borrowings Commercial paper Total notes payable	$ -- -- $ --	$ -- -- $ --	$ 8,000 40,000 $ 48,000

In the third quarter of 2004, we issued $40.0 million of commercial paper to fund current working capital needs in lieu of liquidating short-term investments with favorable terms. We plan to continue this practice from time to time as circumstances warrant. As of September 30, 2004, our previously owned Chloralkali joint venture had an uncommitted bank credit facility in the amount of $30.0 million available at September 30, 2004, of which $8.0 million was drawn, as noted above in the bank borrowing.

Unsecured bank lines of credit totaling $350.0 million were available at September 30, 2005, none of which was in use.

Current Maturities

Current maturities of long-term debt are summarized below (in thousands of dollars):

	Sept. 30 2005	Dec. 31 2004	Sept. 30 2004
6.40% 5-year notes issued 2001* Medium-term notes Other notes Total	$ 239,591 2,000 529 $ 242,120	$ (80) 2,000 1,306 $ 3,226	$ -- -- 1,302 $ 1,302
*Includes a decrease in valuation for the fair value of the short-term interest rate swaps, as follows: September 30, 2005 - $409 thousand and December 31, 2004 - $80 thousand.

The principal balance of $240.0 million (listed above, net of the $409 thousand decrease for the interest rate swap) on the 6.40% 5-year notes issued 2001 is due February 1, 2006. We expect to retire this debt using available cash and medium-term investments. Scheduled debt payments during 2005 include $2.0 million due in November to retire a medium-term note issued in 1999 at 8.07%. Scheduled debt payments during 2004 included $243.0 million in April to retire the 5.75% five-year notes issued in 1991 and $5.0 million in September to retire an 8.55% medium-term note issued in 1991.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	Sept. 30 2005	Dec. 31 2004	Sept. 30 2004
Long-term obligations: Long-term debt Total long-term obligations	$ 355,308 $ 355,308	$ 604,522 $ 604,522	$ 607,158 $ 607,158
Long-term capital: Long-term debt Deferred income taxes All other noncurrent liabilities Shareholders' equity Total long-term capital	$ 355,308 300,432 287,870 2,163,885 $ 3,107,495	$ 604,522 348,613 271,334 2,013,975 $ 3,238,444	$ 607,158 341,949 268,341 1,946,936 $ 3,164,384
Long-term obligations as a percent of: Long-term capital Shareholders' equity	11.4% 16.4%	18.7% 30.0%	19.2% 31.2%

The reduction in long-term obligations and long-term capital from December 31, 2004 to September 30, 2005 is due primarily to the reclassification to current maturities of the $240.0 million 6.40% 5-year notes issued 2001.

The calculations of the ratio of total debt to total capital are summarized below (amounts in thousands, except percentages):

	Sept 30 2005	Dec. 31 2004	Sept 30 2004
Debt: Current maturities of long-term debt Notes payable Long-term debt Total debt	$ 242,120 -- 355,308 $ 597,428	$ 3,226 -- 604,522 $ 607,748	$ 1,302 48,000 607,158 $ 656,460
Capital: Total debt Shareholders' equity Total capital	$ 597,428 2,163,885 $ 2,761,313	$ 607,748 2,013,975 $ 2,621,723	$ 656,460 1,946,936 $ 2,603,396
Ratio of total debt to total capital	21.6%	23.2%	25.2%

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

Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business operations. Our commercial banks issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Substantially all of our standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of September 30, 2005 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims Payment surety required by utilities Contractual reclamation/restoration requirements Total standby letters of credit	$ 15,652 5,100 33,979 $ 54,731	One year One year One year	Renewable annually Renewable annually Renewable annually

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

Additionally, we consider that the following policy related to the ECU earn-out to be a critical accounting policy due to the significant level of estimates, assumptions and judgments and its potential impact on our consolidated financial statements.

ECU Earn-out
In connection with our June 2005 sale of our Chemicals business, as described in Note 3 to the condensed consolidated financial statements, we entered into two separate earn-out agreements that may require the purchaser (Basic Chemicals) to make contingent future payments. One of these earn-out agreements (the ECU earn-out) is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the sale, and qualifies as a derivative financial instrument under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The ECU earn-out is payable annually and is capped at $150 million.

FAS 133 requires all derivatives to be recognized on the balance sheet and measured at fair value. The fair value of the ECU earn-out is adjusted quarterly based on expected future cash flows. We have not designated the ECU earn-out as a hedging instrument, and accordingly, gains and losses resulting from changes in the fair value, if any, are recognized in current period operating results. Further, pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, "Classification and Disclosure of Contingencies Relating to Discontinued Operation," changes in fair value are recorded within continuing operations. The carrying amount (fair value) of the ECU earn-out is classified in the accompanying Condensed Consolidated Balance Sheets as current (less than one year) or long-term (longer than one year) based on our expectation of the timing of the future cash flows.

The discounted cash flow model utilized to determine the fair value of the ECU earn-out requires significant estimates and judgments described hereafter. An ECU is defined as the price of one short ton of chlorine plus the price of 1.1 short tons of caustic soda. The expected future developments of ECU and natural gas prices are critical variables in the discounted cash flow model. Our estimates of these variables are derived from historical price behavior as well as prevailing market data, including the Chemical Market Associates, Inc.'s quarterly ECU price forecast and current natural gas futures contracts. Differences between our expected future price developments and actual results could materially affect the fair value of the ECU earn-out. In addition, significant judgment is required to assess the likelihood of the amounts and timing of each possible outcome. Future estimates of the ECU earn-out's fair value could vary materially from period to period and have a material affect on our financial position, results of operations and cash flows. Further, there can be no assurance as to the future amount received under this earn-out, if any. Additional disclosures regarding the ECU earn-out are presented in Notes 3 and 7 to the condensed consolidated financial statements.

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

William F. Denson, III Secretary Vulcan Materials Company 1200 Urban Center Drive Birmingham, Alabama 35242

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we may utilize derivative financial instruments. To date, we have used commodity swap and option contracts to reduce our exposure to fluctuations in prices for natural gas in our discontinued operations - Chemicals business. We had no such contracts outstanding as of September 30, 2005. For the prior periods presented, the fair values of these contracts were as follows: December 31, 2004 - $99,000 unfavorable and September 30, 2004 - $2,307,000 favorable.

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50,000,000. Under this agreement, we pay a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty. The six-month LIBOR approximated 4.23% at September 30, 2005. The interest rate swap agreement is scheduled to terminate February 1, 2006, coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240,000,000. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. The estimated fair values of this agreement were as follows: September 30, 2005 - $409,000 unfavorable, December 31, 2004 - $256,000 unfavorable and September 30, 2004 - $25,000 unfavorable.

We do not enter into derivative financial instruments for speculative or trading purposes.

At September 30, 2005, the estimated fair market value of our debt instruments was $618,131,000 as compared to our book value of $597,428,000. The effect of a hypothetical decline in interest rates of 1% would increase our fair market value of the liability by approximately $12,573,000.

We are exposed to risk related to the ultimate proceeds to be received from the sale of the Chemicals business. As described in Note 3 to the condensed consolidated financial statements, in addition to the initial proceeds, we are entitled to receive annual cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period following the June 7, 2005 sale. This earn-out is capped at $150,000,000 and is accounted for as a derivative instrument. Accordingly, it is reported at fair value and changes, if any, to the fair value of the ECU derivative are recorded in current period operating results. Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out will be determined based primarily on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the June 7, 2005 sale through 2012. Since SFAS No. 4, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt, no gain was recognized on the Chemicals sale. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. The combined carrying amount of these earn-outs reflected in accounts and notes receivable and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2005 was $137.5 million. The increase from the June 7, 2005 closing is due to the $9.6 million gain on the ECU earn-out which is reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2005.

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

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, and our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, we have been named as one of numerous defendants in 111 lawsuits in Mississippi by 3,716 plaintiffs, 67 lawsuits in Texas by 1,002 plaintiffs, 64 cases in Florida with 64 plaintiffs, 11 cases in California with 11 plaintiffs, 3 cases in Ohio with 81 plaintiffs, and 1 case in West Virginia with 1 plaintiff. The first of these lawsuits was filed in July 1993, and the most recent case was filed in September 2005. Most of the actions are in state court in the state in which it was filed. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994, in Texas. In the cases in California, West Virginia, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica. We are seeking dismissal from the cases in Mississippi, California, West Virginia, Ohio and Florida because there was no exposure by the plaintiffs to our product in those states.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we are involved in cases stemming from our perchloroethylene product and involving claims of IBM employees who allege personal injury as a result of workplace exposure at IBM semiconductor manufacturing plants. These cases have been settled and the settlement was approved by the court on October 7, 2005. The amount paid by us in excess of our insurance coverage will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we are involved in an action filed in November 1998 by the City of Modesto in state court in California. This claim arose from allegations of perchloroethylene contamination of municipal water wells in the City of Modesto. The trial in this matter was stayed pending appeal by the plaintiff of a pretrial ruling. The appeal has been exhausted and trial is now scheduled to begin in the first quarter of 2006.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. These lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. Although we have reached a tentative settlement with the plaintiffs in the matter, some of the plaintiffs' attorneys have objected to the proposed settlement. A court-appointed special master is overseeing the settlement process. It is uncertain at this time if the proposed settlement will in fact be consummated.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases we made during the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - 31, 2005	--	$ --	--	7,261,350
Aug. 1 - 31, 2005	643,000	$67.57	643,000	6,618,350
Sept. 1 - 30, 2005	152,800	$69.86	152,800	6,465,550
Total	795,800	$68.01	795,800

(1)	The average price paid per share includes commission costs.
(2)

The share repurchase program was authorized June 28, 1985 with an initial authorization of 6,000,000 shares, as adjusted for stock splits. On February 14, 1997, the Board of Directors raised the authorization to repurchase stock to 12,000,000 shares, as adjusted for stock splits. As of September 30, 2005, there were 6,465,550 shares remaining under the authorization. We may make share repurchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.

Item 6.   Exhibits

Exhibit 3(a) - By-laws, as restated February 2, 1990, and as last amended October 14, 2005.

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

Date       October 28, 2005

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer and
Treasurer

