Form 10-K
period 2005-12-31
VULCAN MATERIALS CO
filed 2006-02-28
CIK 103973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
Commission file number: 1-4033
VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	63-0366371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Urban Center Drive, Birmingham, Alabama 35242
(Address, including zip code, of registrant’s principal executive offices)
(205) 298-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting stock held by non-affiliates as of June 30, 2005:	$6,619,531,299
Number of shares of common stock, $1.00 par value, outstanding as of February 20, 2006:	100,392,003
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

(2)	Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 12, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY
Annual Report On Form 10-K
Fiscal Year Ended December 31, 2005

PART I
Item 1. Business
     Vulcan Materials Company, a New Jersey corporation incorporated in 1956, and its subsidiaries (“the Company,” “Vulcan,” “we” or “our”) are principally engaged in the production, distribution and sale of construction materials. Vulcan is the nation’s largest producer of construction aggregates and a major producer of asphalt and concrete.
Divestiture of Chemicals Business
     On June 7, 2005, Vulcan completed the sale of its chemicals business, known as Vulcan Chemicals, to Occidental Chemical Corporation. The sale of assets included Vulcan’s chloralkali plants in Wichita, Kansas, Geismar, Louisiana and Port Edwards, Wisconsin, as well as Vulcan Chemicals’ joint venture located in Geismar, Louisiana.
Continuing Operations — Construction Materials
     Our business consists of the production, distribution and sale of construction aggregates and other construction materials and related services. Construction aggregates include crushed stone, sand and gravel, rock asphalt and recrushed concrete. Aggregates are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Construction aggregates constituted approximately 72% of the dollar volume of our 2005 net sales, as compared to 73% in 2004 and 72% in 2003. The remaining sales in our business result primarily from other products and services including asphalt mix and related products, concrete, trucking services, and water transportation services.
     Each type of aggregate is sold in competition with producers of other types of aggregates, as well as the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition generally is limited to the areas in proximity to production facilities. Noteworthy exceptions are areas where there are no economically viable deposits of aggregates. These areas include sections of the Mississippi, Tennessee-Tombigbee and James River systems, and the Gulf Coast and South Atlantic Coast, which are served from remote quarries by barge, ocean-going vessels or railroad. We serve markets in 24 states, the District of Columbia and Mexico. Shipments of all construction aggregates totaled approximately 260 million tons in 2005.
     In 2005, we spent approximately $94.0 million on acquisitions. These acquisitions included eleven aggregates operations and five asphalt plants in Arizona, Georgia, Indiana and Tennessee.
     At the end of 2005, we operated 224 aggregates production facilities, including recrushed concrete plants, located in 17 states and Mexico. These aggregates facilities included 169 crushed stone plants, 39 sand and gravel plants and 16 plants producing other aggregates (principally recycled concrete). Reserves largely determine the ongoing viability of an aggregates business. For a discussion of our estimated proven and probable aggregates reserves as of the end of 2005, see Item 2 “Properties” below. We believe that our reserves of aggregates, the key raw material of our business, are sufficient for predicted production levels for the foreseeable future. We do not anticipate any material difficulties in the availability of raw materials in the near future.
     In addition to our aggregates production facilities, we operated 59 truck, rail and water distribution yards, located in select market areas, for the sale of aggregates products. Our other facilities included 41 asphalt plants; 23 concrete plants; and another 17 operations related to service and repair, landfill and transportation operations.
     The key end-use customers for our aggregates products include heavy construction and paving contractors; residential and commercial building contractors; concrete products manufacturers; state, county and municipal governments; and railroads. We serve our customers by truck, rail and water distribution networks. During 2005, domestic and international operations served markets in 22 states, the District of Columbia and Mexico with a full line of aggregates, and 2 additional states with railroad ballast only.

     Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries or to develop new quarries in some markets. Although we cannot predict what governmental policies will be adopted in the future regarding environmental controls which affect the construction materials industry, we believe that future environmental control costs will not have a materially adverse effect upon our business. Furthermore, any future land use restrictions in some markets could make zoning and permitting more difficult. Any such restrictions, while potentially curtailing expansion in certain areas, could also enhance the value of our reserves at existing locations.
     We strive to maintain a sufficient level of inventory of aggregates to meet delivery requirements of our customers. We generally provide our customers with 30-day payments terms, similar to those customary for the construction aggregates industry.
Financial Results
     Net sales, total revenues, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term obligations and cash dividends declared per common share for the five years ended December 31, 2005, are reported under Item 6, “Selected Financial Data.”
Competition and Customers
     All of our products are marketed under highly competitive conditions, including competition in price, service and product performance. In most of the markets we serve, there are a substantial number of competitors.
     We are the largest construction aggregates producer in the United States. We estimate that the top ten producers in the nation represent approximately one-third of the total national production of aggregates, resulting in highly fragmented markets in many areas. Therefore, depending on the market, we compete with a number of large national and small local producers. Since construction aggregates are expensive to transport relative to their value, an important competitive factor in the construction aggregates business is the transportation cost necessary to deliver product to the location where it is used. Our goal is to gain a significant market presence in the metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. We have facilities located on waterways and rail lines which substantially increase our geographic market reach through the availability of rail and water transportation. We sell a small amount of construction aggregates outside of the United States. Non-domestic net sales were $13,490,000 in 2005, $7,580,000 in 2004, and $6,884,000 in 2003.
     No material part of our business is dependent upon one or a few customers, the loss of which would have a material adverse effect on our business. In 2005, our top five customers accounted for less than 10% of our total sales, and no single customer accounted for more than 3% of our total sales. Our products are sold principally to private industry. Although historically over 40% of our sales have gone into public works projects, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although cuts in state and federal funding of public works projects can curtail construction spending, our business is not subject to renegotiation of profits or termination of contracts as a result of state or federal government elections.

Research and Development Costs
     We conduct research and development and technical service activities at a facility located in Birmingham, Alabama. In general, our research and development efforts are directed toward new and more efficient uses of our products. We spent approximately $1,554,000 in 2005, $1,341,000 in 2004, and $1,440,000 in 2003 on research and development activities.
Environmental Costs and Governmental Regulation
     We estimate that capital expenditures for environmental control facilities in 2006 and 2007 will be approximately $14,204,000 and $7,484,000 respectively.
     Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, water discharge, air quality, dust control, zoning and permitting. Our operations are also subject to applicable state and federal mining regulations. In 1997, the Environmental Protection Agency (“EPA”) promulgated changes to the National Ambient Air Quality Standards. These changes included modifying the existing PM10 standards, and introduced a new fine particulate PM2.5 standard (particles smaller than 2.5 microns in diameter). These revised standards will eventually affect many areas of the country by requiring a re-evaluation of whether the areas are in “attainment” with the new standards. However, testing jointly conducted by our leading industry trade association (the National Stone, Sand and Gravel Association) and EPA has indicated that crushed stone, sand and gravel operations are not major sources of fine particulate (PM2.5) emissions. As such, we do not currently believe that the costs associated with compliance with the new standards will have a material adverse effect on our results of operations or cash flows.
     Vulcan is frequently required by state or local regulations or contractual obligations to reclaim its former mining sites. These reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and amortized over the useful life of the owned or leased mining site. To determine the fair value, we estimate the cost of a third party performing the reclamation, adjusted for inflation and risk. All reclamation obligations are reviewed at least annually. See Notes 1 and 17 to the Consolidated Financial Statements on pages 29 and 58, respectively, of the 2005 Annual Report to Shareholders. Reclaimed quarries often have potential for use in commercial or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been factored in to offset or reduce the estimated reclamation liability.
Patents and Trademarks
     As of February 28, 2006, we do not own, have license or other rights under or against any patents which are material to our business.
Other Information Regarding Vulcan
     Our principal sources of energy are electricity, natural gas and diesel fuel. We do not anticipate any difficulty in obtaining the required sources of energy for our operations.
     In 2005, we employed an average of 8,051 people. This number includes an average of 415 of our former Chemicals employees.
     Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather can have on sales and production volumes. Normally, the highest sales and earnings of our business are attained in the third quarter and the lowest are realized in the first quarter. Cyclical swings in the construction industry brought on by the level of interest rates and by public spending on infrastructure can impact our earnings.
     We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding our business.

Investor Information
     We make available on our website, www.vulcanmaterials.com, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to, the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (http://www.sec.gov). In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to William F. Denson, III, Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
     We have a Business Conduct Policy applicable to all employees. Additionally, we have adopted a Code of Ethics for CEO and Senior Financial Officers. Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as with filings with the SEC. Our Board of Directors has also adopted Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, and Governance Committee that are designed to meet all applicable SEC and New York Stock Exchange regulatory requirements. Each of these documents is available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to William F. Denson, III, Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
Item 1A. Risk Factors
An investment in our common stock or debt securities involves risks and uncertainties. These risks and uncertainties could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report on Form 10-K or that we make in other filings with the SEC under the Securities and Exchange Act of 1934 or in other public statements. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase, sell or hold our securities:
•	A decline in public sector funded construction work and reductions in governmental funding could adversely affect our operations and results. In 2005, approximately 44% of our sales of construction aggregates were made to contractors on public work projects. If, as a result of a loss of funding or a significant cut in state or federal budgets, spending on public sector projects were to be reduced significantly, our earnings and cash flows could be negatively effected.

•	Weather can materially affect our quarterly results. All of our products are used in the public or private construction industry, and our production and distribution facilities are located outdoors. Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand since their work also can be hampered by weather. Therefore, our results can be negatively affected by inclement weather, particularly in the first and last quarters of each fiscal year.

•	Within our local markets, we operate in a highly competitive industry. The construction aggregates industry is highly fragmented with a large number of independent, local producers in a number of the markets in which we operate. However, in most markets, we also compete against large private and public companies. This results in intense competition in a number of markets in which we operate. Significant competition could lead to lower prices, lower levels of shipments and higher costs in some markets that could have a negative effect on our results of operations.

•	Our long-term success is dependent upon securing and permitting aggregate reserves in strategically located areas. Construction aggregates are bulky and heavy and therefore difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites. New quarry sites often take a number of years to develop, so our strategic planning must stay ahead of the actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Our future success is dependent, therefore, on our ability to accurately forecast future areas of high growth in which we should locate facilities and upon our ability to secure operating and environmental permits which allow us to operate at those sites.

•	We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based commodities that are subject to potential supply constraints and significant price fluctuation. In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based commodities. The availability and pricing of these commodities are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such commodities and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Last year, particularly in the Gulf Coast region affected by severe hurricanes, supplies of these commodities have been occasionally disrupted and subject to tremendous price fluctuations. Variability in the supply and prices of these commodities could materially affect our operating results from period to period and rising costs could erode our profitability.

•	We use estimates in accounting for a number of significant items. Changes in our estimates could affect our future financial results. As discussed more fully in “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 28 through 31 of our 2005 Annual Report to Shareholders, we use significant judgment in accounting for our ECU (electro-chemical unit) earn-out; impairment of long-lived assets excluding goodwill; reclamation costs; pension and other postretirement benefits; environmental compliance; claims and litigation including self-insurance retentions, and income taxes. Although we believe we have sufficient experience and procedures to enable us to make appropriate assumptions and formulate reasonable estimates, these assumptions and estimates could change significantly in the future and these changes could result in a material adverse effect on our consolidated financial position, results of our operations, or cash flows.

•	We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty. We are involved in a number of class action and complex litigation proceedings, mainly arising from our previous ownership and operation of our Chemicals business. Although we divested our Chemicals business in June 2005, we retained certain litigation liability related to the business. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency. Furthermore, unfavorable results in one or more of these actions could result in an adverse effect on our consolidated financial position, results of operations, or cash flows. For a description of our current legal proceedings see Item 3 – Legal Proceedings on pages 9 through 11 of this Form 10-K and Note 12, Other Commitments and Contingencies on pages 55 and 56 of our 2005 Annual Report to Shareholders.

•	The costs of providing pension and healthcare benefits to our employees have risen in recent years. Continuing increases in such costs could negatively affect our earnings. The costs of providing pension and healthcare benefits to our employees have increased substantially over the past several years. We have instituted measures to help slow the rate of increase. However, if these costs continue to rise, this could have an adverse effect on our consolidated financial position, results of operations, or cash flows.

•	Our industry is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are highly sensitive to changes in volume. Due to the high levels of fixed capital required for the extraction and production of construction aggregates, profitability as measured in absolute dollars and as a percentage of net sales (“margins”) can be greatly impacted due to changes in volume. It is difficult for us to achieve increasing margins when volumes fluctuate or decrease. Future volume fluctuations could increase costs and adversely affect our margins.

•	Our products generally must be transported by rail, truck, barge or ship, usually by third party providers, with a low ratio of value of product compared to transportation costs. Significant delays or increased costs affecting these transportation methods could materially affect our operations and earnings. Our products are distributed either by truck to local markets or by rail, barge or ocean-going vessel to remote markets. Costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Additionally, inclement weather, including hurricanes, tornadoes and other weather events, can negatively impact our distribution network.

•	We have acquired, and expect to continue to acquire, other businesses. Failure to manage and successfully integrate them could adversely affect our business. We continually evaluate opportunities for growth through strategic acquisitions. We believe that there are risks related to acquiring businesses including overpaying for acquisitions, losing key employees of the acquired business, unanticipated costs associated with the acquisitions, diversion of management time and resources, increased legal and compliance costs and unanticipated liabilities of an acquired company. Failure to manage and successfully integrate acquisitions could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

•	Our future success depends greatly upon attracting and retaining qualified personnel, particularly in sales and operations. A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified personnel, particularly in the areas of sales and operations, is affected by changing demographics of the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     We have 207 locations in the United States and 1 in Mexico at which we engage in the extraction of stone, sand and gravel. The following map shows the locations of our aggregates production facilities.

     Our current estimate of approximately 11.1 billion tons of zoned and permitted aggregates reserves reflects an increase of 193 million tons from the estimate at the end of 2004. We believe that the quantities of zoned and permitted reserves at our aggregates facilities are sufficient to result in an average life of approximately 45 years at present operating levels. In calculating the average life of 45 years, we assumed an annual aggregates production rate of 246 million tons. See Note 1 to the following table for a description of our method employed for estimating the life of reserves. This table presents, by regional division, the estimated aggregates reserve life and the percentage of aggregates reserves by rock type.

		Percentage of Aggregates Reserves by Rock Type
	Estimated
	Years of Life (1)	Limestone	Granite	Sand & Gravel	Other (2)
By Regional Division:
Mideast	54	7.0%	39.3%	1.2%	52.5%
Midsouth	66	98.8%	—	1.2%	—
Midwest	38	97.0%	—	3.0%	—
Southeast	47	7.7%	92.3%	—	—
Southern and Gulf Coast	41	97.7%	—	0.8%	1.5%
Southwest	44	92.8%	—	—	7.2%
Western	21	—	8.4%	78.8%	12.8%

Total	45	51.3%	28.1%	6.0%	14.6%

(1)	Estimated years of life of aggregates reserves are based on the average annual rate of production of each regional division for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary. For 2005, the total three-year average annual rate of production was 246 million tons based on the annual rate of production, as follows: 2005 — 260 million tons, 2004 — 242 million tons, and 2003 — 236 million tons.

(2)	Other: amphibolite, argillite, basalt, diabase, diorite, gabbro, gneiss, latite, quartzite, rock asphalt, sandstone, and traprock.
     The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.
     Of the 208 permanent reserve-supplied aggregates production facilities which we operate, 75 (representing 45% of total reserves) are located on owned land, 35 (representing 21% of total reserves) are on land owned in part and leased in part, and 98 (representing 34% of total reserves) are on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates, which range from 2006 to 2104. Most of our leases have options to extend them well beyond their current terms by renewals at our discretion.
     Due to transportation costs, the market areas for most aggregates facilities in the construction aggregates industry are limited, often consisting of a single metropolitan area or one or more counties or portions thereof when transportation is by truck only. The following table provides specific information regarding our 10 largest active aggregates facilities determined on the basis of the quantity of aggregates reserves. None of the listed aggregates facilities contributes more than 5% to our net sales.

			Estimated		Lease
		Average Annual	Years of Life		Expiration
Location of Quarry		Production Rate	At Average	Nature of	Date, if	Distribution
(nearest major metropolitan area)	Product	(millions of tons)	Rate of Production(1)	Interest	Applicable	Method
Playa Del Carmen (Cancun), Mexico	Limestone	7.8	90.0	Owned	—	ocean-going
						vessels, truck

McCook (Chicago), Illinois	Limestone	7.0	72.5	Owned	—	truck

Grayson (Atlanta), Georgia	Granite	1.9	Over 100	Owned	—	truck

Rockingham (Charlotte), North				34% Leased
Carolina	Granite	4.6	62.5	66% Owned	(2)	truck, rail

Gray Court (Greenville), South Carolina	Granite	1.0	Over 100	Owned	—	truck

Geronimo (San Antonio), Texas	Limestone	0.5	Over 100	Leased	(3)	truck

Hanover (Harrisburg), Pennsylvania	Limestone	4.1	46.6	Owned	—	truck, rail

Grand Rivers (Paducah), Kentucky	Limestone	7.4	25.5	Leased	(4)	truck, rail, barge

Jack (Richmond), Virginia	Granite	0.9	Over 100	86% Leased 14% Owned	(5)	truck, rail, barge

Calera (Birmingham), Alabama	Limestone	4.7	36.4	Owned	—	truck, rail

(1)	Estimated years of life of aggregates reserves are based on the average annual rate of production of the facility for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.

(2)	Leases expire as follows: 68% in 2025, 20% in 2027 and 12% in 2036.

(3)	Lease renewable by us through 2044.

(4)	Lease does not expire until reserves are exhausted. The surface rights are owned by us.

(5)	Lease renewable by us through 2059.
Other Properties
     Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2013 and consists of approximately 189,000 square feet. The annual rental costs for the current term and the five-year renewal period are $3.2 million and $3.4 million, respectively.
Item 3. Legal Proceedings
     In the course of our construction materials and former chemicals operations, we are subject to occasional governmental proceedings and orders pertaining to occupational safety and health or to protection of the environment, such as proceedings or orders relating to noise abatement, air emissions or water discharges.

As part of our continuing program of stewardship in safety, health and environmental matters, we have been able to resolve such proceedings and to comply with such orders without any material adverse effects on our business.
     We are also a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the outcome of, or the amount of liability, if any, under these lawsuits, especially where the cases involve possible jury trials with as yet undetermined jury panels. In our opinion, the disposition of these lawsuits will not adversely affect our consolidated financial position, results of operation and cash flows to a material extent. In addition to those lawsuits in which we are involved in the ordinary course of business, certain other legal proceedings are more specifically described below. It is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position, results of operation or cash flows to a material extent.
     We are involved in an action filed in November 1998 by the City of Modesto in state court in California. This claim arose from allegations of perchloroethylene contamination of municipal water wells in the City of Modesto and alleges certain claims against us and other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case began during the first quarter of 2006 and is expected to take several months.
     We have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. A trial for the issues of causation and damages for 10 plaintiffs was held in July 2004. Five of these plaintiffs were dismissed during the trial. A jury awarded the remaining 5 plaintiffs an aggregate award of $201,000. Although we have reached a tentative settlement with the plaintiffs in the matter, some of the plaintiffs’ attorneys have objected to the proposed settlement. A court appointed special master is overseeing the settlement process. It is uncertain at this time if the proposed settlement will in fact be consummated. If the settlement cannot be consummated, a second trial will take place in 2006.
     In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (“IDOT”), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9 mile section of Joliet Road that bisects our McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that will further damage the road. Discovery is ongoing.
     We have been named as one of numerous defendants in 104 suits with 1,639 plaintiffs pending in Mississippi, 57 suits with 965 plaintiffs in Texas, 64 suits with 64 plaintiffs in Florida, 24 suits with 24 plaintiffs in California, 3 suits with 38 plaintiffs in Ohio, 1 suit with 1 plaintiff in West Virginia, 2 suits with 25 plaintiffs in Louisiana and 1 suit with 28 plaintiffs in Alabama. The first of these lawsuits was filed in July 1993, and the most recent suit was served on Vulcan in February 2006. Most of the actions are in state court in the state in which they were filed. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994 in Texas. In the cases in California, West Virginia, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica. We are seeking dismissal from the cases in Mississippi, California, West Virginia, Ohio, Florida, Louisiana and Alabama because we believe the plaintiffs were not exposed to our product in those states.
     In November 2002, we received two Directives and Notices to Insurers Nos. 2002-9 and 2002-10 (collectively, the “Directives”) from the New Jersey Department of Environmental Protection (“NJDEP”). The NJDEP asserts in its Directives that the respondents named therein, including us, are strictly and jointly and severally liable under state law (specifically, the New Jersey Spill Compensation and Control Act, N.J.S.A. 58:10-23.11) with respect to certain environmental conditions that allegedly affect two former asphalt plant sites. These two sites are referred to in the Directives as the Roseland site, located in Essex County, New Jersey, and the Rockaway site, located in Morris County, New Jersey (collectively, the “Sites”). On November 4, 2003, we executed NJDEP Administrative Consent Orders (“ACOs”) concerning the two Sites. We agreed under these ACOs to complete the investigation and remediation of each of the Sites, and thereby resolve our liabilities, if any, in regard to the claims asserted by the NJDEP in its Directives. Furthermore, we intend to seek contribution from the former owners and operators of the Sites for all costs we have incurred or will incur under the ACOs. We never operated either of the Sites. Prior to the sale to the current owner during the mid-1990s, the Sites were owned and operated by Tarmac Minerals, Inc. We acquired the stock of Tarmac Minerals, Inc. in October 2000 as part of the Tarmac acquisition.

     In October 1996, we commenced construction of a lime kiln at our Manteno, Illinois site. In January 1998, the Manteno plant operations began. In May 2003, we suspended operation of the kiln. The State of Illinois and the Illinois Environmental Protection Agency have alleged violations of the Illinois Environmental Protection Act and the Illinois Attorney General’s office has become involved in the matter. Although no enforcement proceeding has been instituted, the Attorney General’s office has recently demanded fines in excess of $1 million.
     We have been named a defendant in 22 lawsuits consolidated in Civil District Court, Orleans Parish, Louisiana. The lawsuits seek class action certification and claims damages for injuries allegedly resulting from a leaking chlorine tank car from our former Chemicals business. The New Orleans Fire Department evacuated approximately 50 – 75 people from their homes. Plaintiffs’ counsel alleges to represent more than 15,000 people in these cases. A hearing regarding the certification of the matter as a class action was held in the second quarter of 2005, but no ruling has been issued by the court.
     Although the ultimate outcome of this litigation is uncertain, it is our opinion that the disposition of these described lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
     Note 12, Other Commitments and Contingencies on pages 55 and 56 of our 2005 Annual Report to Shareholders is hereby incorporated by reference.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     Certain of the matters and statements made herein or incorporated by reference into this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as “anticipate,” “may,” “believe,” “estimate,” “project,” “expect,” “intend” and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:
•	general business conditions;

•	the timing and amount of federal, state and local funding for infrastructure;

•	the timing and amount, if any, of the payments to be received under two contingent earn-outs contained in the agreement for divestiture of our Chemicals business;

•	the highly competitive nature of the construction materials industry;

•	pricing;

•	weather and other natural phenomena;

•	energy costs;

•	costs of hydrocarbon-based raw materials;

•	increasing healthcare costs;

•	the risks set forth in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” Note 12 “Other Commitments and Contingencies,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A “Quantitative and Qualitative Disclosures About Market Risk”; and

•	other risks and uncertainties
     All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2005.
Executive Officers of Registrant
     The names, positions and ages, as of March 1, 2006, of our executive officers are as follows:

Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	57
Guy M. Badgett, III	Senior Vice President, Construction Materials	57
William F. Denson, III	Senior Vice President, General Counsel and Secretary	62
Daniel F. Sansone	Senior Vice President, Chief Financial Officer and Treasurer	53
James W. Smack	Senior Vice President, Construction Materials	62
Robert A. Wason IV	Senior Vice President, Corporate Development	54
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	48
Ronald G. McAbee	President, Western Division	58
     The principal occupations of the executive officers during the past five years are set forth below:
     Donald M. James was named Chief Executive Officer and Chairman of the Board of Directors in 1997.
     Guy M. Badgett, III, was elected Senior Vice President, Construction Materials in February 1999.
     William F. Denson, III, was elected Senior Vice President and General Counsel in May 1999. He has also served as Secretary since April 1981.
     Daniel F. Sansone was elected Senior Vice President, Chief Financial Officer and Treasurer in May 2005. Prior to that date, he served as the President of Vulcan’s Southern and Gulf Coast Division.
     James W. Smack was elected Senior Vice President, Construction Materials in June 2004. Prior to that date he served as President of Vulcan’s Western Division.
     Robert A. Wason IV was elected Senior Vice President, Corporate Development in December 1998.
     Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed Chief Information Officer in February 2000.
     Ronald G. McAbee was appointed President, Western Division in June 2004. Prior to that date, he served as President, Mideast Division.

PART II
     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Common Stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 20, 2006, the number of shareholders of record was 3,373. The prices in the following table represent the high and low sales prices for our Common Stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2004 and 2005.

	Common Stock Prices		Dividends Declared
2005	High	Low
First Quarter	$59.67	$52.36	$.29
Second Quarter	65.99	52.36	.29
Third Quarter	74.55	64.04	.29
Fourth Quarter	76.31	60.72	.29

2004	High	Low
First Quarter	$50.53	$45.65	$.26
Second Quarter	48.78	41.94	.26
Third Quarter	51.18	44.30	.26
Fourth Quarter	55.53	46.85	.26
     Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent on average with the payout record of past years, while maintaining debt ratios within what we believe to be prudent and generally acceptable limits. The future payment of dividends, however, will be within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We are not a party to any contracts or agreements that currently materially limit, or are likely to limit in the future, our ability to pay dividends.

Issuer Purchases of Equity Securities
     The following table presents a summary of share repurchases we made during the quarter ended December 31, 2005.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number	Average	Part of	Shares that May Yet be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (1)	Plans or Programs	Plans or Programs (2)
October 1 - 31, 2005	25,000	$69.91	25,000	6,440,500
November 1 - 30, 2005	1,375,300	66.31	1,375,300	5,065,250
December 1 - 31, 2005	180,000	68.95	180,000	4,885,250

Total	1,580,300	$66.67	1,580,300	4,885,250

(1)	The average price paid per share includes commission costs.

(2)	On February 10, 2006, the Board of Directors authorized the repurchase shares by the Company of up to 10,000,000 shares. We may make share repurchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.
     We did not have any unregistered sales of equity securities during the fourth quarter of 2005.

Item 6. Selected Financial Data
     The selected statement of earnings, per share data and balance sheet data for each of the 5 years ended December 31, 2005, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements on pages 36 through 38 and 39 through 58, respectively, of our 2005 Annual Report to Shareholders, which are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” below.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in millions, except per share data)
Net sales	$2,615.0	$2,213.2	$2,086.9	$1,980.6	$2,113.6
Total revenues	$2,895.3	$2,454.3	$2,309.6	$2,175.8	$2,331.9

Earnings from continuing operations before cumulative effect of accounting changes	$343.8	$261.2	$237.5	$233.2	$231.5
Earnings (loss) on discontinued operations, net of tax(1)	44.9	26.2	(23.7)	(42.8)	(8.8)
Cumulative effect of accounting changes(2)	—	—	(18.8)	(20.5)	—
Net earnings	$388.7	$287.4	$195.0	$169.9	$222.7
Basic — per share:
Earnings from continuing operations before cumulative effect of accounting changes	$3.37	$2.55	$2.33	$2.29	$2.28
Discontinued operations	0.43	0.26	(0.23)	(0.42)	(0.08)
Cumulative effect of accounting changes	—	—	(0.19)	(0.20)	—
Net earnings	$3.80	$2.81	$1.91	$1.67	$2.20
Diluted — per share:
Earnings from continuing operations before cumulative effect of accounting changes	$3.30	$2.52	$2.31	$2.28	$2.26
Discontinued operations	0.43	0.25	(0.23)	(0.42)	(0.09)
Cumulative effect of accounting changes	—	—	(0.18)	(0.20)	—
Net earnings	$3.73	$2.77	$1.90	$1.66	$2.17
Pro forma assuming FAS 143 applied retroactively:
Net earnings				$168.4	$222.2
Net earnings per share, basic				$1.66	$2.19
Net earnings per share, diluted				$1.64	$2.17

Total assets	$3,588.9	$3,665.1	$3,636.9	$3,448.2	$3,413.3
Long-term obligations	$323.4	$604.5	$607.7	$857.8	$906.3
Shareholders’ equity	$2,126.5	$2,014.0	$1,802.8	$1,697.0	$1,604.3
Cash dividends declared per share	$1.16	$1.04	$0.98	$0.94	$0.90

(1)	Discontinued operations includes the results from operations from our 2005 divestiture of the Chloralkali business unit and the 2003 divestiture of the Performance Chemicals business unit.

(2)	The 2003 accounting change relates to our adoption of FAS 143, “Asset Retirement Obligations.” The $18.8 million net-of-tax cumulative effect adjustment represents the impact of recording asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. The 2002 accounting change relates to our adoption of FAS 142, “Goodwill and Other Intangible Assets.” The $20.5 million net-of-tax transition adjustment represents the full impairment of goodwill in the Performance Chemicals reporting unit.

For additional information regarding the accounting change for FAS 143, see Note 17 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 32 and “Financial Terminology (Unaudited)” on page 59 of our 2005 Annual Report to Shareholders are incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 32 of our 2005 Annual Report to Shareholders is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The following information relative to this item is included in our 2005 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements	35 – 38
Notes to Consolidated Financial Statements	39 – 58
Management’s Report on Internal Control over Financial Reporting	33
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements	34
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2005 and 2004 (Unaudited)	66
     The following table sets forth gross profit by quarter for 2005 and 2004:

Gross Profit	2005	2004
	(Amounts in millions)
First quarter	$92.2	$83.9
Second quarter	210.4	163.4
Third quarter	227.3	197.2
Fourth quarter	178.6	138.2

Total	$708.5	$582.7
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No changes were made to our internal control over financial reporting or other factors that could affect these controls during the fourth quarter of 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.
     The information under the headings “Management’s Report on Internal Control over Financial Reporting,” and “Reports of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting and

Consolidated Financial Statements” on pages 33 and 34, respectively, of our 2005 Annual Report to Shareholders, is hereby incorporated by reference.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     On or before April 19, 2006, we will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2006 Proxy Statement”). The information under the headings “Election of Directors,” “Nominees for Election to the Board of Directors,” “Directors Continuing in Office,” “Board of Directors and Committees — Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2006 Proxy Statement is incorporated herein by reference. See also the information set forth under the headings “Investor Information” and “Executive Officers of Registrant” set forth above in Part I of this report.
Item 11. Executive Compensation
     The information under the headings “Compensation of Directors,” “Executive Compensation,” “Option Grants in 2005,” “Report of the Compensation Committee,” “Aggregated Option Exercises in 2005 and 2005 Option Values,” “Long-Term Incentive Plans – Awards in 2005,” “Equity Compensation Plans,” “Shareholder Return Performance Presentation,” “Retirement Income Plan,” and “Change of Control Employment Agreements” included in our 2006 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the headings “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Management” and the “Equity Compensation Plans” included in our 2006 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information under the heading “Certain Relationships and Related Transactions” included in our 2006 Proxy Statement is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this section is incorporated by reference from the information in the section entitled “Independent Auditors” in the 2006 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements
     The following financial statements are included in our 2005 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	35
Consolidated Balance Sheets	36
Consolidated Statements of Cash Flows	37
Consolidated Statements of Shareholders’ Equity	38
Notes to Consolidated Financial Statements	39 – 58
Management’s Report on Internal Control over Financial Reporting	33
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements	34
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2005 and 2004 (Unaudited)	66
     (a) (2) Financial Statement Schedules
     The following financial statement schedule for the years ended December 31, 2005, 2004, and 2003 is included in Part IV of this report on the indicated page:

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
     (a) (3) Exhibits
     The exhibits required by Item 601 of Regulation S-K are either incorporated by reference herein or accompany the copies of this report. See the Index to Exhibits which is on pages 22 through 23 of this report. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Vulcan Materials Company
Birmingham, Alabama
We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2005, 2004, and 2003 and for each of the years then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 28, 2006 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 143); such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Birmingham, Alabama
February 28, 2006

Schedule II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2005, 2004, and 2003
Amounts in Thousands

Column A	Column B	Column C	Column D		Column E		Column F
		Additions	Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End
Description	of Period	Expenses	Accounts		Deductions		of Period

2005
Accrued Environmental Costs	$20,126	$3,278	—		$13,860	(1)	$9,544
Asset Retirement Obligations	108,408	5,273	$4,658	(3)	12,565	(4)	105,744
Doubtful Receivables	7,545	676	—		3,862	(5)	4,359
Self-Insurance Reserves	45,557	18,774	—		21,823	(6)	42,508
All Other (7)	13,260	5,203	—		7,694		10,769

2004
Accrued Environmental Costs	$21,149	$2,456	—		$3,479	(1)	$20,126
Asset Retirement Obligations	107,683	5,375	$4,402	(3)	9,052	(4)	108,408
Doubtful Receivables	8,718	1,815	—		2,988	(5)	7,545
Self-Insurance Reserves	38,809	49,720	—		42,972	(6)	45,557
All Other (7)	11,906	6,400	—		5,046		13,260

2003
Accrued Environmental Costs	$10,842	$13,151	—		$2,844	(1)	$21,149
Accrued Reclamation Costs	26,000	—	—		26,000	(2)	—
Asset Retirement Obligations	—	5,130	$110,966	(3)	8,413	(4)	107,683
Doubtful Receivables	8,931	2,949	—		3,162	(5)	8,718
Self-Insurance Reserves	22,383	37,631	—		21,205	(6)	38,809
All Other (7)	13,499	7,587			9,180		11,906

(1)	Expenditures on environmental remediation projects. Additionally, the 2005 amount includes a deduction of $10,282,000 related to certain environmental liabilities included in the sale of our former Chemicals business.

(2)	Reversal of pre-FAS 143 reclamation liabilities; liability now included in asset retirement obligations.

(3)	Cumulative catch-up adjustment for adoption of FAS 143 less net up/down revisions to asset retirement obligations. Additionally, the 2005 amount includes a reduction of $17,949,000 due to the sale of our former Chemicals business.

(4)	Expenditures related to settlements of asset retirement obligations.

(5)	Write-offs of uncollected accounts and worthless notes, less recoveries. Additionally, the 2005 amount includes a deduction of $1,206,000 related to certain doubtful receivables included in the sale of our former Chemicals business.

(6)	Expenditures on self-insurance reserves.

(7)	Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2006.

VULCAN MATERIALS COMPANY
By	/s/ Donald M. James
Donald M. James
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald M. James Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006
/s/ Daniel F. Sansone Daniel F. Sansone	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2006
/s/ Ejaz A. Khan Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 28, 2006
The following directors:

Philip J. Carroll, Jr.	Director
Livio D. DeSimone	Director
Phillip W. Farmer	Director
H. Allen Franklin	Director
Douglas J. McGregor	Director
James V. Napier	Director
Donald B. Rice	Director
Orin R. Smith	Director
Vincent J. Trosino	Director

By	/s/ William F. Denson, III

William F. Denson, III
	Attorney-in-Fact	February 28, 2006

EXHIBIT INDEX

Exhibit (3)(a)	Certificate of Incorporation (Restated 1988) as amended in 1989 and 1999 filed as Exhibit 3(a) to the Company’s 1989 Form 10-K Annual Report and Exhibit 3(i) to the Company’s 1999 Form 10-K Annual Report.[1]

Exhibit (3)(b)	By-laws, as restated February 2, 1990, and as last amended as last amended October 14, 2005, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.[1]

Exhibit (4)(a)	Distribution Agreement dated as of May 14, 1991, by and among the Company, Goldman, Sachs & Co., Lehman Brothers and Salomon Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (4)(b)	Indenture dated as of May 1, 1991, by and between the Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (4)(c)	Senior Debt Indenture between the Company and The Bank of New York as trustee, dated as of August 31, 2001 filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on September 5, 2001 (Registration No. 333-67586). [1]

Exhibit (4)(d)	Subordinated Debt Indenture between the Company and The Bank of New York as trustee, dated August 31, 2001 filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 5, 2001 (Registration No. 333-67586). [1]

Exhibit (10)(a)	The Management Incentive Plan of the Company, as amended filed as Exhibit 10(a) to the Company’s 2002 Form 10-K Annual Report.[1,2]

Exhibit (10)(b)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to the Company’s 1989 Form 10-K Annual Report.[1,2]

Exhibit (10)(c)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to the Company’s 2001 Form 10-K Annual Report.[1,2]

Exhibit (10)(d)	The Deferred Compensation Plan for Directors Who Are Not Employees of the Company filed as Exhibit 10(d) to the Company’s 2001 Form 10-K Annual Report. [1,2]

Exhibit (10)(e)	The 1996 Long-Term Incentive Plan of the Company filed as Exhibit B to the Company’s 2003 Proxy Statement.[1,2]

Exhibit (10)(f)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to the Company’s 2001 Form 10-K Annual Report.[1,2]

Exhibit (10)(g)	The Restricted Stock Plan for Nonemployee Directors of the Company, as amended and restated filed as Appendix C to the Company’s 2004 Proxy Statement.[1,2]

Exhibit (10)(h)	Executive Deferred Compensation Plan, as amended filed as Exhibit 10(h) to the Company’s 2002 Form 10-K Annual Report.[1,2]

Exhibit (10)(i)	Change of Control Employment Agreement Form filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.[1,2]

Exhibit (10)(j)	Change of Control Employment Agreement Form filed as Exhibit 10(j) to the Company’s 2002 Form 10-K Annual Report.[1,2]

Exhibit (10)(k)	Executive Incentive Plan of the Company filed as Exhibit (10)(n) to the Company’s 2000 Form 10-K Annual Report. [1,2]

Exhibit (10)(l)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. [1,2]

Exhibit (10)(m)	Rights Agent Agreement dated October 19, 1998 between Vulcan Materials Company and The Bank of New York, as amended, filed as Exhibit 10(m) to the Company’s 2002 Form 10-K Annual Report. [1]

Exhibit (10)(n)	Form Stock Option Award Agreement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 20, 2005.[1,2]

Exhibit (10)(o)	Asset Purchase Agreement dated October 11, 2004 among Vulcan Materials Company, Vulcan Chloralkali, LLC and Basic Chemicals Company, LLC, as amended, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 15, 2004.[1]

Exhibit (10)(p)	2006 Compensation Arrangements.[2]

Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2005.

Exhibit (13)	The Company’s 2005 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2005 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

Exhibit (18)	Letter dated February 28, 2006 of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm for Vulcan Materials Company and its subsidiary companies regarding a change in accounting principles.

Exhibit (21)	List of the Company’s subsidiaries as of December 31, 2005.

Exhibit (23)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit (24)	Powers of Attorney.

Exhibit (31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (32)(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit (32)(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

[1]	Incorporated by reference.

[2]	Management contract or compensatory plan.