Form 10-Q
period 2006-03-31
VULCAN MATERIALS CO
filed 2006-04-28
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2006
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

      Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer X	Accelerated filer	Non-accelerated filer

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2006 100,608,224

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2006 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
	Item 4.	Controls and Procedures	32
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	33
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
	Item 6.	Exhibits	35
SIGNATURES			36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Balance Sheets (Condensed and unaudited)	March 31 2006	December 31 2005	March 31 2005

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
      Property, plant and equipment, net
Goodwill
Other assets
      Total assets

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Trade payables and accruals
Other current liabilities
Liabilities of assets held for sale
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Other commitments and contingencies
   (Notes 13 & 19)
Shareholders' equity
      Total liabilities and shareholders' equity

$       80,343
68,965

506,558
       (4,539)
502,019

201,904
10,977
2,058
       17,499
232,438
21,108
16,378
                 --
921,251
6,864

3,582,868
  (1,917,815)
1,665,053
628,683
     183,954
 $ 3,405,805

$       32,547
137,538
163,004
              --
333,089
322,859
279,623
287,229

   2,183,005
 $ 3,405,805

$      275,138
175,140

480,647
       (4,277)
476,370

170,539
9,602
1,589
       16,022
197,752
23,184
17,138
                --
1,164,722
6,942

3,481,708
  (1,877,741)
1,603,967
617,083
     196,170
 $ 3,588,884

$     272,067
142,221
164,726
             --
579,014
323,392
275,065
284,872

   2,126,541
 $ 3,588,884

$      271,552
126,415

295,949
       (5,157)
290,792

173,625
6,968
1,312
       13,438
195,343
34,825
15,981
     475,536
1,410,444
7,122

3,330,134
  (1,761,268)
1,568,866
616,341
     110,758
 $ 3,713,531

$     242,560
122,966
167,591
      186,135
719,252
364,151
345,386
283,669

   2,001,073
 $ 3,713,531

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts and shares in thousands, except per share data)

Consolidated Statements of Earnings	Three Months Ended March 31
(Condensed and unaudited)	2006	2005

Net sales
Delivery revenues
  Total revenues

Cost of goods sold
Delivery costs
  Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating (income) expense, net
Other income, net
Earnings from continuing operations before interest
    and income taxes
Interest income
Interest expense
Earnings from continuing operations before
    income taxes
Provision for income taxes
Earnings from continuing operations
Discontinued operations (Note 3):
  (Loss) earnings from results of discontinued
     operations
  Minority interest in earnings of a
     consolidated subsidiary
  Income tax benefit (provision)
Earnings (loss) on discontinued operations, net of tax

	$ 642,272 66,415 708,687 478,609 66,415 545,024 163,663 65,042 (132) 12,093 110,846 2,647 6,285 107,208 35,471 71,737 (3,033) -- 1,213 (1,820)	$ 479,400 49,216 528,616 387,167 49,216 436,383 92,233 51,436 3,029 1,556 39,324 2,487 9,258 32,553 11,119 21,434 58,878 (6,463) (19,498) 32,917
Net earnings	$ 69,917	$ 54,351

Basic earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

Diluted earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

	$ 0.71 (0.01) $ 0.70 $ 0.70 (0.02) $ 0.68	$ 0.21 0.32 $ 0.53 $ 0.21 0.31 $ 0.52
Weighted-average common shares outstanding: Basic Assuming dilution	100,552 102,346	102,935 104,612
Cash dividends declared per share of common stock	$ 0.37	$ 0.29
Depreciation, depletion, accretion and amortization from continuing operations	$ 53,213	$ 52,351
Effective tax rate	33.1%	34.2%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in Thousands)
Consolidated Statements of Cash Flows	Three Months Ended March 31
(Condensed and unaudited)	2006	2005

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Net gain on disposal of property, plant and equipment
     Contributions to pension plans
     Increase in assets before initial
        effects of business acquisitions and dispositions
     Increase (decrease) in liabilities before initial
        effects of business acquisitions and dispositions
     Other, net
        Net cash provided by operating activities

	$ 69,917 53,232 (757) (318) (29,759) (22,632) 2,334 72,017	$ 54,351 52,661 (1,193) (251) (42,581) 43,131 (3,771) 102,347

Investing Activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Payment for business acquired, net of acquired cash
Purchases of medium-term investments
Proceeds from sales and maturities of medium-term
  investments
Change in investments and long-term receivables
Other, net
        Net cash used for investing activities

	(95,787) 2,572 (13,681) -- 106,175 104 (13) (630)	(45,205) 1,481 (47,301) (61,600) 114,395 284 -- (37,946)

Financing Activities
Payment of short-term debt and current maturities
Purchases of common stock
Dividends paid
Proceeds from exercise of stock options
Excess tax benefits from exercise of stock options
Other, net
        Net cash used for financing activities

	(240,305) (19,337) (37,167) 14,644 7,161 8,822 (266,182)	(489) (49,482) (29,839) 9,376 -- 6,135 (64,299)
Net (decrease) increase in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(194,795) 275,138 $ 80,343	102 271,450 $ 271,552

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

Due to the 2005 sale of our Chemicals business as presented in Note 3, the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings. Additionally, in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2005, the assets and liabilities of the Chemicals business are reported as assets held for sale and liabilities of assets held for sale, respectively.

2.   Share-based Compensation Plans

Our shareholder approved 1996 Long-term Incentive Plan authorizes the granting of share-based compensation to our key salaried employees. The Plan permits the granting of stock options and other types of share-based awards valued in whole or in part by reference to or otherwise based on our common stock. The number of shares available for awards is 0.95% of our issued common shares (including treasury shares) as of the first day of each calendar year, plus the unused shares that are carried over from prior years.

Prior to January 1, 2006, we accounted for our share-based compensation awards under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Additionally, we complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (FAS 123) and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under the provisions of these pronouncements, compensation expense for our share-based compensation awards was determined as follows. Compensation expense for deferred stock unit awards was based on the market value of our underlying common stock on the date of grant and was recognized in net earnings ratably over the 10-year maximum vesting life. Compensation expense for performance share awards was recognized over the 3-year contractual term and was adjusted each period based on internal performance measures, changes in the market value of our common stock, and total shareholder return versus a preselected comparison group. Generally, no compensation expense was recognized in net earnings for our stock option awards, as all options granted had an exercise price equal to the market value of our underlying common stock on the date of grant. Expense recognized for stock options in periods prior to our adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" [FAS 123(R)], resulted from the accounting treatment for modifications to awards under the provisions of APB 25.

On January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost is recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate our results for prior periods. The most notable change with the adoption is that compensation expense associated with stock options is now recognized in our Consolidated Statements of Earnings, rather than being disclosed in a pro forma footnote to our consolidated financial statements. Additionally, prior to adoption, for pro forma and actual reporting, we recognized compensation cost for all share-based compensation awards over the nominal (stated) vesting period. We will continue to follow this nominal vesting period approach for awards granted prior to our January 1, 2006 adoption of FAS 123(R). For awards granted subsequent to our adoption of FAS 123(R), compensation cost will be recognized over the shorter of:

-	the nominal vesting period or
-	the period until the employee's award becomes non-forfeitable upon reaching eligible retirement age under the terms of the award.

As a result of adopting FAS 123(R), we recognized a pretax charge related to stock options of approximately $4.2 million, resulting in a decrease to net income from continuing operations of approximately $2.5 million, or $0.03 per basic and diluted share, during the first quarter of 2006.

For stock options, we receive an income tax deduction equal to the excess of the market value of our common stock on the date of exercise over the stock option exercise price. Prior to the adoption of FAS 123(R), we presented the tax benefits from the exercise of stock options as a component of operating cash flows. FAS 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. The $7,161,000 in excess tax benefits classified as a financing cash inflow for the three months ended March 31, 2006 in the accompanying Condensed Consolidated Statements of Cash Flows relates to the exercise of stock options and would have been classified as an operating cash inflow if we had not adopted FAS 123(R).

During the three months ended March 31, 2006, we recognized pretax compensation expense related to our share-based compensation awards of $8,190,000 and tax benefits of $3,216,000. If share-based compensation expense for the three months ended March 31, 2005 had been determined and recorded based on the fair value method prescribed by FAS 123, which was superseded by FAS 123(R), our net earnings and net earnings per share would have been as follows (amounts in thousands, except per share date):

Three Months Ended March 31, 2005

Net earnings, as reported
Add: Total share-based employee compensation
  expense included in reported net earnings under   intrinsic value based methods for all awards,
  net of related tax effects (1)
Deduct: Total share-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects (2)

$ 54,351 2,561 (3,461)
Pro forma net earnings	$ 53,451
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$0.53 $0.52 $0.52 $0.51

(1) Reflects compensation expense related to deferred stock units, stock option modifications and performance share awards.
(2) Reflects compensation expense related to deferred stock units, stock options and performance share awards.

A summary of unrecognized compensation expense as of March 31, 2006 related to share-based awards granted under the 1996 Long-term Incentive Plan is presented below (in thousands of dollars):

	Unrecognized Compensation Expense	Expected Weighted-average Recognition (Years)
Deferred stock units Performance shares Stock options	$ 6,899 10,188 12,394	3.2 1.2 1.5
Total/weighted-average	$ 29,481	1.8

DEFERRED STOCK UNITS
Deferred stock units were granted annually for three years beginning in 2001. These awards vest ratably in years 6 through 10 following the date of grant, accrue dividend equivalents starting one year after grant, carry no voting rights and become payable after the 10th year. A single deferred stock unit entitles the recipient to one share of common stock upon vesting. Vesting is accelerated upon retirement at age 62 or older, death, disability or change of control as defined in the award agreement. Non-vested units are forfeited upon termination of employment for any other reason.

The fair value of deferred stock units is estimated on the date of grant based on the market price of our stock on the grant date. Compensation cost is recognized in net earnings ratably over the 10-year maximum vesting life during which employees perform related services. For awards granted on or after January 1, 2006, expense recognition is accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon their retirement. The following table summarizes activity for our deferred stock units during the quarter ended March 31, 2006:

	Number of Shares	Weighted-average Grant Date Fair Value
Non-vested at beginning of period Granted Dividend equivalents accrued Vested Cancelled/forfeited	301,314 -- 4,664 (1,431) (744)	$ 40.44 -- $ 79.31 $ 47.01 $ 40.05
Non-vested at end of period	303,803	$ 41.01

The weighted average grant date fair value of deferred stock units granted during the quarter ended March 31, 2005 was $57.69.

PERFORMANCE SHARES
Performance share awards were granted annually beginning in 2003. Each performance share unit is equal to one share of our common stock, but carries no voting or dividend rights. The units ultimately paid for performance share awards may range from 0 to 200% of target. Fifty percent of the payment is based upon our 3-year-average Total Shareholder Return (TSR) performance relative to the 3-year-average TSR performance of a preselected comparison group of companies. The remaining 50% of the payment is based upon the achievement of established internal financial performance targets. These awards cliff vest three years from the date of grant. Vesting is accelerated upon retirement at age 55 or older, death, disability, or change of control, as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Awards prior to 2005 are paid in an equal combination of cash and shares of our common stock. The cash portion of an award, if any, is based on the market value of our common stock on the measurement date. The performance shares granted in 2005 will be paid entirely in shares of our common stock.

The fair value of performance shares is estimated on the date of grant using a Monte Carlo simulation model. Compensation cost for awards that will be paid in shares is recognized in net earnings ratably over the 3-year maximum vesting life, is based on the awards that ultimately vest and is not adjusted for the actual target percentage achieved. Compensation cost for awards that will be paid in cash is recognized in net earnings over the 3-year maximum vesting life and is adjusted based upon changes in the fair market value of our common stock and changes in our relative TSR performance and internal performance targets. For awards granted on or after January 1, 2006, expense recognition is accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon their retirement. The following table summarizes the activity for our performance share units during the quarter ended March 31, 2006:

	Number of Shares (1)	Weighted-average Grant Date Fair Value
Non-vested at beginning of period Granted Vested Cancelled/forfeited	281,084 -- (90,384) (1,050)	$ 46.90 -- $ 36.57 $ 50.07
Non-vested at end of period	189,650	$ 51.81

(1) The number of common shares issued related to performance shares may range from 0 to 200% of the number of performance shares shown in the table above based on the achievement of established internal performance targets and our
      3-year-average TSR performance relative to the 3-year-average TSR performance of a preselected comparison group.

The weighted average grant date fair value of performance shares granted during the three months ended March 31, 2005 was $55.09.

During the three months ended March 31, 2006, we made cash payments totaling $6,700,000, net of applicable tax withholdings, under our performance share plan.

STOCK OPTIONS
Stock options are granted with an exercise price equal to the market value of our underlying common stock on the date of grant. With the exceptions of the stock option grants awarded in December 2005 and January 2006, the options vest ratably over 5 years and expire 10 years subsequent to the grant. The options awarded in December 2005 and January 2006 were fully vested on the date of grant, expire 10 years subsequent to the grant, and shares obtained upon exercise of the options are restricted from sale until January 1, 2009. Vesting is accelerated upon retirement at age 55 or older, death, disability, or change of control, as defined in the award agreement. Non-vested awards are forfeited upon termination for any other reason.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option pricing model. Compensation expense for stock options is based on this grant date fair value and is recognized for awards that ultimately vest. The following table presents the weighted-average fair value and the weighted-average assumptions used in estimating the fair value of option grants:

	Three Months Ended March 31
	2006	2005
Fair value	$ 16.95	$ 15.75
Risk-free interest rate Dividend yield Volatility Expected term	4.34% 2.16% 26.22% 5.05 years	3.86% 2.06% 27.86% 6.50 years

The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period equal to or approximating the option's expected term. The dividend yield assumption is based on our historical dividend payouts. The volatility assumption is based on the historical volatility of our common stock over a period equal to the option's expected term and the market-based implied volatility derived from options trading on our common stock. The expected term of options granted is based on historical experience and expectations about future exercises and represents the period of time that options granted are expected to be outstanding.

The following table summarizes our stock option activity for the quarter ended March 31, 2006:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period Granted Exercised Forfeited or expired	7,510,066 176,170 (413,408) (11,820)	$ 46.38 $ 69.60 $ 35.42 $ 58.78
Outstanding at end of period	7,261,008	$ 47.55	5.97	$ 283,941
Vested and expected to vest	6,557,963	$ 47.72	5.83	$ 255,283
Exercisable at end of period	5,914,798	$ 47.44	5.55	$ 231,919

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on March 31, 2006. This value changes based on the fair market value of our common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $17,872,000 and $8,801,000, respectively.

Cash received by us from stock option exercises during the three months ended March 31, 2006 was $14,644,000. The actual tax benefit realized from the tax deductions from stock option exercises totaled $7,161,000 for the three months ended March 31, 2006 and was reflected as a component of shareholders' equity in our Condensed Consolidated Balance Sheets. Upon stock option exercise, we generally issue shares from treasury stock.

3.   Discontinued Operations

In June 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to a subsidiary of Occidental Chemical Corporation, Basic Chemicals. These assets consisted primarily of chloralkali plants in Wichita, Kansas, Geismar, Louisiana and Port Edwards, Wisconsin; and the facilities of our Chloralkali joint venture located in Geismar. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business.

In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214.0 million and assumed certain liabilities relating to the business as described below. Concurrent with the sale transaction, we acquired the 49% interest in the joint venture not owned by us for an initial cash payment of $62.7 million, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of $151.3 million are subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. The purchaser also assumed certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate historical and future releases of hazardous materials at or from the three plant facilities.

Basic Chemicals is required to make future payments under two separate earn-out agreements subject to certain conditions. The first earn-out agreement is based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and is capped at $150 million (ECU earn-out or ECU derivative). The ECU earn-out is accounted for as a derivative instrument; accordingly, it is reported at fair value. Changes to the fair value of the ECU derivative, if any, are recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, "Classification and Disclosure of Contingencies Relating to Discontinued Operations" (SAB Topic 5:Z:5). Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount will be shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out will be growth in 5CP sales volume. There can be no assurance as to the future amount received from these earn-outs, if any.

The fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. However, since SFAS No. 5, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt, no gain was recognized on the Chemicals sale. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. The combined carrying amount of these earn-outs (reflected in accounts and notes receivable and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets) as of March 31, 2006 and December 31, 2005 was $156.7 million and $148.4 million, of which $125.6 million and $105.7 million is classified as current, respectively. The $8.3 million increase from December 31, 2005 to March 31, 2006 is due to a gain of $12.2 million on the ECU earn-out (reflected as a component of other income, net in our Condensed Consolidated Statement of Earnings for the three months ended March 31, 2006) offset in part by the first cash receipt totaling $3.9 million under the 5CP earn-out.

As a result of this transaction, we incurred approximately $23.7 million of pretax exit and disposal charges and transaction fees accounted for under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." These costs consist of a $7.8 million expense under SFAS No. 88, "Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (FAS 88); $10.4 million for employee severance expenses, primarily referable to outstanding share-based incentive awards; and $5.5 million for various transaction fees. As of March 31, 2006, we have recognized substantially all of the estimated $23.7 million of pretax exit and disposal charges and transaction fees. During the first quarter of 2006, we recognized an insignificant amount of pretax exit and disposal charges in results of discontinued operations and we expect our total pretax exit and disposal charges for the remainder of 2006 to be insignificant.

We are potentially liable for a cash transaction bonus payable in the future to certain former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Based on our evaluation of cash receipts from the earn-outs, the likely range for the contingent payment to certain key Chemicals employees is between $0 and $4.6 million. As of March 31, 2006, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded.

Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.

Net sales, total revenues and pretax (loss) earnings from discontinued operations, excluding the deferred gain on disposal and minority interest, are as follows (in millions of dollars):

	Three Months Ended March 31
	2006	2005
Net sales Total revenues Pretax (loss) earnings	$ -- $ -- $ (3.0)	$ 192.4 $ 206.4 $ 58.9

The pretax loss from discontinued operations of $3.0 million during the three months ended March 31, 2006, noted above, reflects charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.

4.   Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended March 31
	2006	2005
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	100,552 1,374 420 102,346	102,935 1,263 414 104,612

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents were as follows (in thousands of shares):

	Three Months Ended March 31
	2006	2005
Antidilutive common stock equivalents	6	382

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

The effective tax rate from continuing operations was 33.1% for the three months ended March 31, 2006, down from the 34.2% rate during the same period of 2005. This decrease principally reflects the effect of adjustments to estimated income tax liabilities for prior years.

6.   Medium-term Investments

Our medium-term investments consist of highly liquid securities with a contractual maturity in excess of three months at the time of purchase. We classify our medium-term investments as either available-for-sale or held-to-maturity. Investments classified as available-for sale consist of variable rate demand obligations and are reported at fair value, which is equal to cost. Investments classified as held-to-maturity consist of fixed rate debt securities and are reported at cost. The reported value of these investments by major security type are summarized below (in thousands of dollars):

	Mar. 31 2006	Dec. 31 2005	Mar. 31 2005
Bonds, notes and other securities: Variable rate demand obligations Other debt securities Total medium-term investments	$ 58,965 10,000 $ 68,965	$ 165,140 10,000 $ 175,140	$ 123,115 3,300 $ 126,415

While the contractual maturities for the variable rate demand obligations noted above are generally long term (longer than one year), these securities have certain economic characteristics of current (less than one year) investments because of their rate-setting mechanisms. Therefore, all our medium-term investments are classified as current assets based on our investing practices and intent. The contractual maturities of our medium-term investments as of March 31, 2006 are summarized below (in thousands of dollars):

Mar. 31 2006
Less than one year Due in 1-2 years Due in 2-5 years Due after 5 years Total medium-term investments	$ 10,000 -- -- 58,965 $ 68,965

Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (in thousands of dollars):

	Three Months Ended March 31
	2006	2005
Proceeds Gross realized gains Gross realized losses	$ 106,175 insignificant insignificant	$ 114,395 insignificant insignificant

There were no transfers from either the available-for-sale or held-to-maturity categories to the trading category during the three months ended March 31, 2006 and 2005. There were no gross unrealized holding gains or losses related to medium-term investments classified as available-for sale as of March 31, 2006 and 2005. Gross unrealized holding gains related to medium-term investments classified as held-to-maturity were $36,000 and $9,000 as of March 31, 2006 and 2005.

7.   Derivative Instruments

In connection with the sale of our Chemicals business, we entered into an earn-out agreement that may require the purchaser, Basic Chemicals, to make future payments based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, not to exceed $150.0 million. We have not designated the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value, if any, are recognized in current earnings. Additionally, pursuant to SAB Topic 5:Z:5, changes in fair value are recognized in continuing operations. During the three months ended March 31, 2006, we recorded a gain of $12,181,000, which is reflected in other income, net of other charges, in our accompanying Condensed Consolidated Statements of Earnings.

In November 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we pay the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty to the agreement. We designated this instrument as an effective fair value hedge in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the mark-to-market value of the hedge, which terminated February 1, 2006, was reflected in our Condensed Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. For the prior periods presented, December 31, 2005 and March 31, 2005, the estimated fair value of our interest rate swap agreement reflected projected payments of $465,000 and $588,000, respectively.

There was no impact to earnings due to hedge ineffectiveness during the three months ended March 31, 2006 and 2005.

8.   Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income (loss). Total comprehensive income is comprised of the following (in thousands of dollars):

	Three Months Ended March 31
	2006	2005
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 69,917 -- $ 69,917	$ 54,351 61 $ 54,412

9.   Shareholders' Equity

On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

Three Months Ended March 31
	2006	2005
Shares purchased: Number Total cost (thousands) Average cost	272,122 $ 19,337 $ 71.06	872,049 $ 49,482 $ 56.74
	Mar. 31 2006	Dec. 31 2005	Mar. 31 2005
Shares in treasury at period end: Number Average cost	39,096,748 $ 20.45	39,378,985 $ 19.94	37,586,328 $ 16.34

The number of shares purchased during the first quarter of 2006 includes 221,400 shares purchased in the open market and 50,722 shares purchased directly from employees to satisfy income tax withholding requirements on shares issued under incentive compensation plans.

10.  Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

PENSION BENEFITS	Three Months Ended March 31
	2006	2005
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial loss	$ 4,581 8,031 (10,993) 267 434	$ 5,379 7,870 (10,337) 597 301
Net periodic benefit cost	$ 2,320	$ 3,810

OTHER POSTRETIREMENT BENEFITS	Three Months Ended March 31
	2006	2005
Components of Net Periodic Benefit Cost: Service cost Interest cost Amortization of prior service cost Recognized actuarial loss	$ 904 1,190 (42) 119	$ 1,151 1,463 (48) 446
Net periodic benefit cost	$ 2,171	$ 3,012

As previously disclosed in the notes to our financial statements for the year ended December 31, 2005, we expect to contribute $1,190,000 to our pension plans and pay $5,555,000 to cover our postretirement obligations in 2006. During the three months ended March 31, 2006 and 2005, contributions of $318,000 and $251,000, respectively, were made to the pension plans.

11.  Long-term Debt

Long-term debt is set forth below (in thousands of dollars):

	Mar. 31 2006	Dec. 31 2005	Mar. 31 2005
6.40% 5-year notes issued 2001* 6.00% 10-year notes issued 1999 Private placement notes Medium-term notes Tax-exempt bonds Other notes	$ -- 250,000 81,991 21,000 -- 2,415	$ 239,535 250,000 82,209 21,000 -- 2,715	$ 239,412 250,000 82,907 23,000 8,200 3,192
Total debt excluding notes payable Less current maturities of long-term debt	$ 355,406 32,547	$ 595,459 272,067	$ 606,711 242,560
Total long-term debt	$ 322,859	$ 323,392	$ 364,151
Estimated fair value of long-term debt	$ 333,820	$ 339,291	$ 387,782
*Includes a (decrease) in valuation for the fair value of interest rate swaps, as follows: December 31, 2005 - $465,000 and March 31, 2005 - $588,000.

In February 2006, we retired $240,000,000 of 6.40% five-year notes issued in 2001 (listed in the table above net of the $465,000 decrease for the interest rate swap). In November 2005, we retired an 8.07% medium-term note issued in 1991 in the amount of $2,000,000. In May 2005, we called and redeemed $8,200,000 of variable-rate, tax-exempt bond issues maturing in 2009.

12.  Asset Retirement Obligations

SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

FAS 143 requires recognition of a liability for an asset retirement obligation in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement. FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended March 31
	2006	2005
Balance at beginning of period Liabilities incurred Liabilities (settled) Accretion expense Revisions up Asset retirement obligations	$ 105,774 347 (2,925) 1,272 5,366 $ 109,834	$ 90,906 1,876 (1,108) 1,107 6,722 $ 99,503

The information reported above for the three months ended March 31, 2006 excludes discontinued operations (Chemicals business) as its asset retirement obligations were settled with the sale of the business as presented in Note 3. For all periods prior to the sale, including March 31, 2005, the asset retirement obligations referable to the Chemicals business are classified as liabilities of assets held for sale.

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

Our standby letters of credit as of March 31, 2006 are summarized in the table below (in thousands of dollars):

Amount	Term	Maturity

Risk management requirement for insurance claims
Payment surety required by contract
Payment surety required by utilities
Contractual reclamation/restoration requirements
    Total standby letters of credit

$ 16,194 14,898 100 34,311 $ 65,503	One year -- One year One year	Renewable annually February 2007 Renewable annually Renewable annually

14.  Business Acquisition

During the three months ended March 31, 2006, we acquired the assets of the following business for cash payments of approximately $13,681,000, including acquisition costs and net of acquired cash:

--	Macon Construction Inc. - an aggregates facility in North Carolina

15.  Goodwill

The changes in the carrying amount of goodwill for the periods presented below are as follows (in thousands of dollars):

Goodwill as of March 31, 2005	$ 616,341
Goodwill of acquired businesses Purchase price allocation adjustments	2,671 (1,929)
Goodwill as of December 31, 2005	$ 617,083
Goodwill of acquired business * Purchase price allocation adjustments	11,600 --
Goodwill as of March 31, 2006	$ 628,683

*  The goodwill of acquired business for 2006 relates to the acquisition listed in Note 14 above. We are in the preliminary stage of purchase price allocation; therefore, the goodwill amount is subject to change. When finalized, the goodwill from the 2006 acquisitions is expected to be fully deductible for income tax purposes.

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

	Three Months Ended March 31
	2006	2005
NET SALES BY PRODUCT Aggregates Asphaltic products and placement Concrete Other Total	$ 459.9 85.6 64.6 32.2 $ 642.3	$ 356.2 53.9 50.1 19.2 $ 479.4

17.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (in thousands of dollars):

	2006	2005
Cash payments: Interest (exclusive of amount capitalized) Income taxes	$ 6,999 9,154	$ 7,418 10,021
Noncash investing and financing activities: Accrued liabilities for purchases of property, plant and equipment Amounts referable to business acquisitions: Liabilities assumed	9,934 --	7,058 4,620

18.  Accounting Change

On January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" (EITF 04-6). In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs. Per EITF 04-6, stripping costs incurred during the production phase should be considered costs of the extracted minerals under a full absorption costing system, inventoried, and recognized in costs of sales in the same period as the revenue from the sale of the inventory. Additionally, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period.

Prior to the adoption of EITF 04-6, we expensed stripping costs as incurred with only limited exceptions when specific criteria were met. The January 1, 2006 adoption of EITF 04-6 resulted in an increase in current assets (finished product inventory) of $16,791,000; a decrease in other assets (capitalized quarrying costs) of $659,000; an increase in deferred tax liabilities of $3,896,000; and a cumulative effect of adoption that increased retained earnings by $12,236,000.

19.  Other Commitments and Contingencies

We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K which we believe are material to the development of such proceedings, are described below.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, we have been named as one of numerous defendants in 88 suits with 1,009 plaintiffs pending in Mississippi, 58 suits with 972 plaintiffs in Texas, 64 suits with 64 plaintiffs in Florida, 20 suits with 20 plaintiffs in California, 3 suits with 8 plaintiffs in Ohio, 2 suits with 25 plaintiffs in Louisiana and 1 suit with 28 plaintiffs in Alabama. The first of these lawsuits was filed in July 1993, and the most recent suit was served on Vulcan in February 2006. Most of the actions are in state court in the state in which they were filed. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994 in Texas. In the cases in California, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica. We are seeking dismissal from the cases in Mississippi, California, Ohio, Florida, Louisiana and Alabama because we believe the plaintiffs were not exposed to our product in those states.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, we have been named a defendant in 22 lawsuits consolidated in Civil District Court, Orleans Parish, Louisiana. The lawsuits seek class action certification and claims damages for injuries allegedly resulting from a leaking chlorine tank car from our former Chemicals business. The tank car was discovered with an intermittent leak from the dome area of the car on the morning of May 24, 2002 in New Orleans, Louisiana. The New Orleans Fire Department evacuated approximately 50 - 75 people from their homes. Plaintiffs' counsel alleges to represent more than 15,000 people in these cases. A hearing regarding the certification of the matter as a class action was held in the third quarter of 2005. The court issued a ruling denying the class certification during the first quarter of 2006.

The developments described above did not materially affect the recorded liabilities related to these legal proceedings or our overall assessment about exposure to possible losses that may be incurred related to pending claims or litigation that existed as of December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL COMMENTS

Overview

Vulcan provides essential infrastructure materials required by the U.S. economy. We are the nation's largest producer of construction aggregates - primarily crushed stone, sand and gravel - and a major producer of asphalt and concrete. We operate primarily in the United States and our principal product - aggregates - is consumed in virtually all types of publicly and privately funded construction. While aggregates are our primary business, vertical integration between aggregates and downstream products can be managed effectively in certain markets to generate acceptable financial returns. As such, we evaluate individual markets to determine the benefits of an aggregates only or vertical integration strategy. Demand for our products is dependent on construction activity. The primary end uses include public infrastructure such as highways, bridges, airports, schools and prisons, as well as private nonresidential (e.g., manufacturing, industrial, retail and office) and private residential construction. Customers for our products include heavy construction and paving contractors; residential and commercial building contractors; concrete products manufacturers; state, county and municipal governments; railroads; and electric utilities. Customers are served by truck, rail and water networks from our production facilities and sales yards.

Seasonality of our Business

Virtually all our products are produced and consumed outdoors. Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due principally to the effect that seasonal changes and other weather-related conditions can have on the production and sales volumes of our products. Normally, the highest sales and earnings are attained in the third quarter and the lowest are realized in the first quarter. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending. These cyclical swings are further affected by fluctuations in interest rates, changes in the level of infrastructure funding by the public sector, and demographic and population shifts.

Forward-looking Statements

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause our actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general business conditions; the timing and amount of federal, state and local funding for infrastructure; the highly competitive nature of the construction materials industry; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount, if any, of the payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

RESULTS OF OPERATIONS

In the discussion that follows, discontinued operations are discussed separately. Continuing operations consist solely of Construction Materials. The comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.

First Quarter 2006 as Compared with First Quarter 2005

We achieved record first quarter earnings from continuing operations of $0.70 per diluted share compared to $0.21 per diluted share in the prior year. Included in these results is $0.07 per diluted share due to an increase in the carrying value of the ECU earn-out agreement received in connection with the 2005 sale of our Chemicals business. First quarter net earnings of $0.68 per diluted share reflect a $0.02 per diluted share loss from discontinued operations. Net sales were a record $642.3 million compared to $479.4 million in the prior year.

During the first quarter, we purchased 272,122 shares of our common stock for approximately $19.3 million, representing an average cost of $71.06 per share.

Continuing Operations:

Sales were at record first quarter levels for all key products. Demand and pricing for our products in the first quarter were strong. We achieved excellent operating leverage at our plants as a result of the combination of this strong demand and favorable weather. The average unit price for aggregates in the first quarter increased 15% from the prior year's level. Aggregates shipments increased 13%. Excluding recent acquisitions, aggregates shipments increased approximately 12%.

Earnings from continuing operations in the first quarter were $71.7 million, an increase of $50.3 million over the prior year. Gross profit as a percent of net sales was 25.5%, up significantly from the prior year's level of 19.2%. This margin expansion reflects double-digit increases in volume and pricing for all key products. Earnings for the asphalt and concrete product lines improved despite cost increases for key raw materials. Unit costs for diesel fuel increased 31% from the prior year, reducing first quarter pretax earnings by approximately $6.8 million.

Selling, administrative and general expenses of $65.0 million increased approximately $13.6 million from the prior year due primarily to higher provisions for incentive compensation, including the effect of expensing stock options, and professional fees. Effective January 1, 2006, we adopted FAS 123(R), "Share-Based Payment" which requires the expensing of stock options. Adoption of this standard resulted in a pretax charge of approximately $4.2 million, or $0.03 per diluted share for stock options in the first quarter. There was no comparable expense in 2005. Additional disclosures regarding the adoption of FAS 123(R) are presented in Note 2 to the condensed consolidated financial statements.

Other income, net, increased approximately $10.5 million from the prior year's first quarter due primarily to an increase in the value of the ECU earn-out. This earn-out agreement is accounted for as a derivative instrument, with any future adjustments to the carrying value recorded as other income or charges in continuing operations. For additional information regarding the ECU earn-out, see Notes 3 and 7 to the condensed consolidated financial statements.

Net interest expense declined $3.1 million from the first quarter of 2005 resulting primarily from the February 1, 2006 retirement of $240.0 million of 6.40% five-year notes issued in 2001.

The effective tax rate from continuing operations was 33.1% for the three months ended March 31, 2006, down from the 34.2% rate during the same period of 2005. This decrease principally reflects the effect of adjustments to estimated income tax liabilities for prior years.

Discontinued Operations:

We reported a pretax loss from discontinued operations of $3.0 million during the first quarter of 2006. This loss primarily reflects charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and ready access to the capital markets, to fund business requirements in the future including debt service obligations, cash contractual obligations, capital expenditures, dividend payments, share purchases and potential future acquisitions.

Cash Flows

Net cash provided by operating activities totaled $72.0 million in the first quarter of 2006 compared to $102.3 million in the same period last year. The $30.3 million decrease is primarily attributable to the disposal of our Chemicals business, which generated approximately $29.3 million in cash from operating activities during the first quarter of 2005, compared to net cash used in operating activities of approximately $4.3 million during 2006. Net cash provided by operations excluding the effects of our former Chemicals business improved as a result of an increase in net earnings, partially offset by increases in accounts receivable and decreases in accrued liabilities. Net cash used for investing activities was $0.6 million during the first quarter of 2006, compared to $37.9 million during the first quarter of 2005. The $37.3 million decrease in cash used for investing activities resulted from a $53.4 million net increase in cash provided by our medium-term investment program and a reduction in acquisition spending of $33.6 million, partially offset by an increase of $50.6 million in capital additions. Net cash used for financing activities increased $201.9 million quarter-over-quarter, primarily the result of cash payments to retire debt obligations totaling $240.3 million during the first quarter of 2006 and an increase of $7.3 million in dividends paid. These increases in cash used for financing activities were partially offset by a $30.1 million decrease in cash used to purchase our common stock.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $588.2 million at March 31, 2006, an increase of $2.5 million over the $585.7 million level at December 31, 2005. Compared to March 31, 2005, working capital decreased $103.0 million. Included in working capital at March 31, 2005 was $289.4 million related to assets and liabilities of assets held for sale referable to our Chemicals business. There was no comparable balance at March 31, 2006. This decrease in working capital was partially offset by the $125.6 million current portion of the two contingent earn-out agreements obtained in connection with the sale of our Chemicals business.

Short-term Borrowings and Investments

Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	Mar. 31 2006	Dec. 31 2005	Mar. 31 2005
Short-term investments: Cash equivalents Medium-term investments Total short-term investments	$ 80,343 68,965 $ 149,308	$ 273,315 175,140 $ 448,455	$ 271,552 126,415 $ 397,967
Short-term borrowings: Bank borrowings Commercial paper Other notes payable Total short-term borrowings	$ -- -- -- $ --	$ -- -- -- $ --	$ -- -- -- $ --
Net short-term investments	$ 149,308	$ 448,455	$ 397,967

As noted above, there was no short-term borrowings outstanding as of March 31, 2006, December 31, 2005 and March 31, 2005. Periodically, we issue commercial paper to fund current working capital needs in lieu of liquidating short-term investments. We plan to continue this practice from time to time as circumstances warrant.

Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. As of March 31, 2006, we had an unused committed line of credit in the amount of $150.0 million which expires March 2007. Additionally, in March 2006 we established a $10.0 million line of credit which expires January 30, 2007. None of our lines of credit were in use as of March 31, 2006.

Current Maturities

Current maturities of long-term debt are summarized below (in thousands of dollars):

	Mar. 31 2006	Dec. 31 2005	Mar. 31 2005
6.40% 5-year notes issued 2001* Private placement notes Medium-term notes Other notes Total	$ -- 32,000 -- 547 $ 32,547	$ 239,535 32,000 -- 532 $ 272,067	$ 239,412 -- 2,000 1,148 $ 242,560
*Includes a decrease in valuation for the fair value of the short-term interest rate swaps, as follows: December 31, 2005 - $465 thousand and March 31, 2005 - $588 thousand.

On February 1, 2006, we retired the 6.40% 5-year notes issued 2001 in the principal amount of $240.0 million (listed above net of the decreases for the interest rate swap). Maturity dates for our current maturities as of March 31, 2006 are as follows: December 15, 2006 - $32.0 million; and various dates for the remaining $0.5 million. We expect to retire this debt using available cash and medium-term investments.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	Mar. 31 2006	Dec. 31 2005	Mar. 31 2005
Long-term obligations: Long-term debt Total long-term obligations	$ 322,859 $ 322,859	$ 323,392 $ 323,392	$ 364,151 $ 364,151
Long-term capital: Long-term debt Deferred income taxes All other noncurrent liabilities Shareholders' equity Total long-term capital	$ 322,859 279,623 287,229 2,183,005 $ 3,072,716	$ 323,392 275,065 284,872 2,126,541 $ 3,009,870	$ 364,151 345,386 283,669 2,001,073 $ 2,994,279
Long-term obligations as a percent of: Long-term capital Shareholders' equity	10.5% 14.8%	10.7% 15.2%	12.2% 18.2%

The calculations of our ratio of total debt to total capital are summarized below (amounts in thousands, except percentages):
	Mar 31 2006	Dec. 31 2005	Mar 31 2005
Debt: Current maturities of long-term debt Notes payable Long-term debt Total debt	$ 32,547 -- 322,859 $ 355,406	$ 272,067 -- 323,392 $ 595,459	$ 242,560 -- 364,151 $ 606,711
Capital: Total debt Shareholders' equity Total capital	$ 355,406 2,183,005 $ 2,538,411	$ 595,459 2,126,541 $ 2,722,000	$ 606,711 2,001,073 $ 2,607,784
Ratio of total debt to total capital	14.0%	21.9%	23.3%

In the future, our ratio of total debt to total capital will depend upon specific investment and financing decisions. Nonetheless, we believe our cash-generating capability, combined with our financial strength and geographic diversification, can comfortably support a ratio of 30% to 35%. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash flow or issuing debt or equity securities.

Cash Contractual Obligations

Our obligation to make future payments under contracts are outlined in our most recent Annual Report on Form 10-K. In addition, during the first quarter of 2006, we entered into contractual agreements for the purchase and conversion of a Panamax-class, bulk cargo vessel. The vessel will be converted to a self-unloading ship with completion expected by mid-2007. Once converted, the vessel will be used along with our two existing self-unloading ships to transport aggregates from our processing facility at our Sac Tun quarry on Mexico's Yucatan Peninsula. As of March 31, 2006, our obligations to make future payments under the contracts for this capital purchase are approximately $8.0 million for the remainder of 2006 and $10.0 million in 2007.

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

Our standby letters of credit as of March 31, 2006 are summarized in the table below (in thousands of dollars):

Amount	Term	Maturity

Risk management requirement for insurance claims
Payment surety required by contract
Payment surety required by utilities
Contractual reclamation/restoration requirements
    Total standby letters of credit

$ 16,194 14,898 100 34,311 $ 65,503	One year -- One year One year	Renewable annually February 2007 Renewable annually Renewable annually

Risks and Uncertainties

Our most recent Annual Report on Form 10-K discusses the risks and uncertainties of our business. We continue to evaluate our exposure to all operating risks on an ongoing basis.

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

INVESTOR ACCESS TO COMPANY FILINGS

We make available free of charge on our website, vulcanmaterials.com, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database, at sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, at no charge, by writing to:

William F. Denson, III Secretary Vulcan Materials Company 1200 Urban Center Drive Birmingham, Alabama 35242

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we may utilize derivative financial instruments.

We are exposed to risk related to the ultimate proceeds to be received from the sale of our Chemicals business. As described in Note 3 to the condensed consolidated financial statements, in addition to the initial proceeds, we are entitled to receive annual cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. This ECU earn-out is capped at $150.0 million and is accounted for as a derivative instrument. Accordingly, it is reported at fair value and changes, if any, to the fair value of the ECU derivative are recorded in current earnings from continuing operations. Future estimates of this derivative's fair value could vary materially from period to period. The determination of the fair value of the ECU derivative is discussed in greater detail in our most recent Annual Report on Form 10-K. Proceeds under the second earn-out will be determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the June 7, 2005 sale through 2012. Although we expect the total proceeds received in connection with the sale of our Chemicals business, including contingent proceeds under the two earn-outs, to exceed the carrying amount of the net assets sold, no gain on the sale was recognized since SFAS No. 5, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. The combined carrying amount of these earn-outs (reflected in accounts and notes receivable and noncurrent other assets in the accompanying Condensed Consolidated Balance Sheets) as of March 31, 2006 and December 31, 2005 was $156.7 million and $148.4 million, respectively. The $8.3 million increase from December 31, 2005 is due to a gain of $12.2 million on the ECU earn-out (reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2006) offset in part by the first cash receipt totaling $3.9 million under the 5CP earn-out.

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50.0 million. Under this agreement, we pay a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty. The interest rate swap agreement terminated February 1, 2006, coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240.0 million. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. For the prior periods presented, the estimated fair values of this agreement were as follows: December 31, 2005 - $0.5 million unfavorable and March 31, 2005 - $0.6 million unfavorable.

We do not enter into derivative financial instruments for speculative or trading purposes.

At March 31, 2006, the estimated fair market value of our debt instruments was $366.4 million as compared to our book value of $355.4 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of our liability by approximately $10.4 million.

We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for high-quality bonds, the expected return on plan assets, the rate of compensation increase for salaried employees and the rate of increase in the per capita cost of covered healthcare benefits. The impact of a change in these assumptions on our annual pension and other postretirement benefits costs is discussed in our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes to our internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the first quarter of 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, we have been named as one of numerous defendants in 88 suits with 1,009 plaintiffs pending in Mississippi, 58 suits with 972 plaintiffs in Texas, 64 suits with 64 plaintiffs in Florida, 20 suits with 20 plaintiffs in California, 3 suits with 8 plaintiffs in Ohio, 2 suits with 25 plaintiffs in Louisiana and 1 suit with 28 plaintiffs in Alabama. The first of these lawsuits was filed in July 1993, and the most recent suit was served on Vulcan in February 2006. Most of the actions are in state court in the state in which they were filed. The plaintiffs in the cases in Mississippi and Texas allege personal injuries arising from silicosis and failure to adequately warn, related to exposure to and use of industrial sand used for abrasive blasting. We produced and marketed industrial sand from 1988 to 1994 in Texas. In the cases in California, Ohio and Florida, the plaintiffs allege personal injuries relating to exposure to silica. We are seeking dismissal from the cases in Mississippi, California, Ohio, Florida, Louisiana and Alabama because we believe the plaintiffs were not exposed to our product in those states.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, we have been named a defendant in 22 lawsuits consolidated in Civil District Court, Orleans Parish, Louisiana. The lawsuits seek class action certification and claims damages for injuries allegedly resulting from a leaking chlorine tank car from our former Chemicals business. The tank car was discovered with an intermittent leak from the dome area of the car on the morning of May 24, 2002 in New Orleans, Louisiana. The New Orleans Fire Department evacuated approximately 50 - 75 people from their homes. Plaintiffs' counsel alleges to represent more than 15,000 people in these cases. A hearing regarding the certification of the matter as a class action was held in the third quarter of 2005. The court issued a ruling denying the class certification during the first quarter of 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table presents a summary of share purchases we made during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
Jan. 1 - 31, 2006	177,900	$ 67.82	177,900	4,707,350
Feb. 1 - 28, 2006	92,955	$ 77.16	92,955	9,942,045
Mar. 1 - 31, 2006	1,267	$ 79.31	1,267	9,940,778
Total	272,122	$ 71.06	272,122

(1)

The number of shares purchased during the first quarter of 2006 includes 221,400 shares purchased in the open market and 50,722 shares purchased directly from employees to satisfy income tax withholding requirements on shares issued under incentive compensation plans.

(2)	The average price paid per share includes commission costs.
(3)

On February 10, 2006, the Board of Directors authorized the purchase of shares by the Company of up to 10,000,000 shares. As of March 31, 2006, there were 9,940,778 shares remaining under the authorization. We may make share purchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.

We did not have any unregistered sales of equity securities during the first quarter of 2006.

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

Date       April 28, 2006

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer and
Treasurer

