Form 10-Q
period 2006-06-30
VULCAN MATERIALS CO
filed 2006-08-01
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2006
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

      Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer X	Accelerated filer	Non-accelerated filer

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2006 96,495,999

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2006 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
	Item 4.	Controls and Procedures	34
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	35
	Item 1A.	Risk Factors	36
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
	Item 4.	Submission of Matters to a Vote of Security Holders	38
	Item 6.	Exhibits	39
SIGNATURES			40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in thousands)
Consolidated Balance Sheets (Condensed and unaudited)	June 30 2006	December 31 2005	June 30 2005

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
      Property, plant and equipment, net
Goodwill
Other assets
      Total assets

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Short-term borrowings
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Other commitments and contingencies
   (Notes 13 & 20)
Shareholders' equity
      Total liabilities and shareholders' equity

$        71,191
--

612,484
       (4,238)
608,246

204,114
10,138
1,959
       18,452
234,663
19,441
       13,830
947,371
6,729

3,668,316
  (1,953,064)
1,715,252
630,802
     185,292
 $ 3,485,446

$       32,547
217,000
186,978
     187,193
623,718
322,645
278,778
289,608

   1,970,697
 $ 3,485,446

$      275,138
175,140

480,647
       (4,277)
476,370

170,539
9,602
1,589
       16,022
197,752
23,184
       17,138
1,164,722
6,942

3,481,708
  (1,877,741)
1,603,967
617,083
     196,170
 $ 3,588,884

$     272,067
--
142,221
     164,726
579,014
323,392
275,065
284,872

   2,126,541
 $ 3,588,884

$      286,134
248,980

430,490
       (4,467)
426,023

167,620
7,738
1,409
       14,568
191,335
36,264
       13,470
1,202,206
6,994

3,373,095
  (1,797,210)
1,575,885
636,582
     234,731
 $ 3,656,398

$     242,065
--
141,716
     197,310
581,091
355,706
326,363
300,560

   2,092,678
 $ 3,656,398

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts and shares in thousands, except per share data)

Consolidated Statements of Earnings	Three Months Ended June 30		Six Months Ended June 30
(Condensed and unaudited)	2006	2005	2006	2005

Net sales
Delivery revenues
Total revenues

Cost of goods sold
Delivery costs
Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating (income) expense, net
Operating income

Other income, net
Interest income
Interest expense
Earnings from continuing operations before
    income taxes
Provision for income taxes
Earnings from continuing operations
Discontinued operations (Note 3):
  (Loss) earnings from results of discontinued
     operations
  Minority interest in earnings of a
     consolidated subsidiary
  Income tax benefit (provision)
Earnings (loss) on discontinued operations, net of tax

	$ 807,781 80,381 888,162 550,045 80,381 630,426 257,736 65,180 (25,392) 217,948 10,756 1,472 5,690 224,486 75,080 149,406 (2,868) -- 1,153 (1,715)	$ 705,348 76,726 782,074 494,973 76,726 571,699 210,375 55,688 1,182 153,505 680 3,146 9,615 147,716 45,764 101,952 35,050 (4,769) (10,686) 19,595	$ 1,450,053 146,797 1,596,850 1,028,654 146,797 1,175,451 421,399 130,222 (25,524) 316,701 22,849 4,119 11,975 331,694 110,551 221,143 (5,900) -- 2,366 (3,534)	$ 1,184,748 125,942 1,310,690 882,139 125,942 1,008,081 302,609 107,124 4,211 191,274 2,234 5,634 18,873 180,269 56,883 123,386 93,928 (11,232) (30,184) 52,512
Net earnings	$ 147,691	$ 121,547	$ 217,609	$ 175,898

Basic earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

Diluted earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

	$ 1.50 (0.01) $ 1.49 $ 1.47 (0.02) $ 1.45	$ 1.00 0.19 $ 1.19 $ 0.98 0.19 $ 1.17	$ 2.21 (0.03) $ 2.18 $ 2.16 (0.03) $ 2.13	$ 1.20 0.51 $ 1.71 $ 1.18 0.51 $ 1.69
Weighted-average common shares outstanding: Basic Assuming dilution	99,430 101,636	102,259 104,026	99,988 102,153	102,595 104,316
Cash dividends declared per share of common stock	$ 0.37	$ 0.29	$ 0.74	$ 0.58
Depreciation, depletion, accretion and amortization from continuing operations	$ 54,785	$ 54,833	$ 107,999	$ 107,185
Effective tax rate	33.4%	31.0%	33.3%	31.6%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in thousands)
Consolidated Statements of Cash Flows	Six Months Ended June 30
(Condensed and unaudited)	2006	2005

Operating Activities
Net earnings
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation, depletion, accretion and amortization
     Net gain on sale of property, plant and equipment
     Net gain on sale of contractual rights
     Contributions to pension plans
     Increase in assets before initial
        effects of business acquisitions and dispositions
     Increase in liabilities before initial
        effects of business acquisitions and dispositions
     Other, net
        Net cash provided by operating activities

	$ 217,609 108,018 (2,061) (24,849) (778) (139,718) 34,190 1,690 194,101	$ 175,898 107,639 (3,091) -- (502) (147,847) 88,650 (6,680) 214,067

Investing Activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Proceeds from sale of contractual rights, net of cash
  transaction fees
Proceeds from sale of Chemicals business, net of cash
  transaction fees
Payment for partner's interest in consolidated Chemicals joint venture
Payment for businesses acquired, net of acquired cash
Purchases of medium-term investments
Proceeds from sales and maturities of medium-term
  investments
Change in investments and long-term receivables
Other, net
        Net cash provided by (used for) investing activities

	(187,273) 4,742 24,888 -- -- (20,355) -- 175,140 240 4,473 1,855	(100,125) 4,347 -- 213,624 (62,701) (72,715) (203,360) 133,590 544 -- (86,796)

Financing Activities
Net short-term borrowings
Payment of short-term debt and current maturities
Payment of long-term debt
Purchases of common stock
Dividends paid
Proceeds from exercise of stock options
Excess tax benefits from exercise of stock options
Other, net
        Net cash used for financing activities

	217,000 (240,305) -- (335,224) (73,855) 19,537 9,626 3,318 (399,903)	-- (1,127) (8,253) (69,005) (59,436) 25,187 -- 47 (112,587)
Net (decrease) increase in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(203,947) 275,138 $ 71,191	14,684 271,450 $ 286,134

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

Due to the 2005 sale of our Chemicals business, as presented in Note 3, the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

2.   Share-based Compensation Plans

Our 1996 Long-term Incentive Plan expired effective May 1, 2006. Effective May 12, 2006, our shareholders approved the 2006 Omnibus Long-term Incentive Plan (Plan), which authorizes the granting of stock options and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 5,400,000.

Prior to January 1, 2006, we accounted for our share-based compensation awards under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Additionally, we complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (FAS 123) and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under the provisions of these pronouncements, compensation expense for our share-based compensation awards was determined as follows. Compensation expense for deferred stock unit awards was based on the market value of our underlying common stock on the date of grant and was recognized in net earnings ratably over the 10-year maximum vesting life. Compensation expense for performance share awards was recognized over the 3-year term of the award and was adjusted each period based on internal performance measures, changes in the market value of our common stock, and total shareholder return versus a preselected comparison group. Generally, no compensation expense was recognized in net earnings for our stock option awards, as all options granted had an exercise price equal to the market value of our underlying common stock on the date of grant. Expense recognized for stock options in periods prior to our adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" [FAS 123(R)], resulted from the accounting treatment required for modifications to awards under the provisions of APB 25.

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

As a result of adopting FAS 123(R), for the three months ended June 30, 2006, we recognized a pretax charge related to stock options of approximately $1.6 million, resulting in a decrease to earnings from continuing operations and net earnings of approximately $1.0 million, or $0.01 per basic and diluted share. During the six months ended June 30, 2006, we recognized a pretax charge related to stock options of approximately $5.8 million, resulting in a decrease to earnings from continuing operations and net earnings of approximately $3.5 million, or $0.04 and $0.03 per basic and diluted share, respectively.

We receive an income tax deduction for stock options equal to the excess of the market value of our common stock on the date of exercise over the stock option exercise price. Prior to the adoption of FAS 123(R), we presented the tax benefits from the exercise of stock options as a component of operating cash flows. FAS 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. The $9,626,000 in excess tax benefits classified as a financing cash inflow for the six months ended June 30, 2006 in the accompanying Condensed Consolidated Statements of Cash Flows relates to the exercise of stock options and would have been classified as an operating cash inflow if we had not adopted FAS 123(R).

A summary of unrecognized compensation expense as of June 30, 2006 related to share-based awards granted under our long-term incentive plans is presented below (in thousands of dollars):

	Unrecognized Compensation Expense	Expected Weighted-average Recognition (Years)
Deferred stock units Performance shares Stock options	$ 6,576 6,729 12,264	3.1 1.0 1.4
Total/weighted-average	$ 25,569	1.7

During the three and six months ended June 30, 2006, we recognized pretax compensation expense related to our share-based compensation awards of $4,359,000 and $12,549,000, and tax benefits of $1,712,000 and $4,927,000, respectively. If share-based compensation expense for the three and six months ended June 30, 2005 had been determined and recorded based on the fair value method prescribed by FAS 123, which was superseded by FAS 123(R), our net earnings and net earnings per share would have been as follows (amounts in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net earnings, as reported
Add: Total share-based employee compensation
  expense included in reported net earnings under   intrinsic value based methods for all awards,
  net of related tax effects (1)
Deduct: Total share-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects (2)

	$ 121,547 3,688 (3,990)	$ 175,898 6,249 (7,451)
Pro forma net earnings	$ 121,245	$ 174,696
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$ 1.19 $ 1.19 $ 1.17 $ 1.17	$ 1.71 $ 1.70 $ 1.69 $ 1.68

(1) Reflects compensation expense related to deferred stock units, stock option modifications and performance share awards.
(2) Reflects compensation expense related to deferred stock units, stock options and performance share awards.

DEFERRED STOCK UNITS
Deferred stock units were granted from 2001 through 2005. These awards vest ratably in years 6 through 10 following the date of grant, accrue dividend equivalents starting one year after grant, carry no voting rights and become payable after the 10th year. A single deferred stock unit entitles the recipient to one share of common stock upon vesting. Vesting is accelerated upon retirement at age 62 or older, death, disability or change of control as defined in the award agreement. Non-vested units are forfeited upon termination of employment for any other reason.

The fair value of deferred stock units is estimated on the date of grant based on the market price of our stock on the grant date. Compensation cost is recognized in net earnings ratably over the 10-year maximum vesting life during which employees perform related services. For awards granted on or after January 1, 2006, expense recognition is accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon reaching retirement age. The following table summarizes activity for our deferred stock units during the six months ended June 30, 2006:

	Number of Shares	Weighted -average Grant Date Fair Value
Non-vested at beginning of period Granted Dividend equivalents accrued Vested Cancelled/forfeited	301,314 -- 4,664 (2,396) (1,712)	$ 40.44 -- $ 79.31 $ 43.79 $ 40.38
Non-vested at end of period	301,870	$ 41.01

The weighted-average grant date fair value of deferred stock units granted during the six months ended June 30, 2005 was $57.69.

PERFORMANCE SHARES
Performance share awards were granted annually for three years beginning in 2003. Each performance share unit is equal to one share of our common stock, but carries no voting or dividend rights. The units ultimately paid for performance share awards may range from 0 to 200% of target. Fifty percent of the payment is based upon our 3-year-average Total Shareholder Return (TSR) performance relative to the 3-year-average TSR performance of a preselected comparison group of companies. The remaining 50% of the payment is based upon the achievement of established internal financial performance targets. These awards cliff vest three years from the date of grant. Vesting is accelerated upon retirement at age 55 or older, death, disability, or change of control, as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Awards granted prior to 2005 are paid in an equal combination of cash and shares of our common stock. The cash portion of an award, if any, is based on the market value of our common stock on the measurement date. The performance shares granted in 2005 will be paid entirely in shares of our common stock.

The fair value of performance shares is estimated on the date of grant using a Monte Carlo simulation model. Compensation cost for awards that will be paid in shares is recognized in net earnings ratably over the 3-year maximum vesting life, is based on the awards that ultimately vest and is not adjusted for the actual target percentage achieved. Compensation cost for awards that will be paid in cash is recognized in net earnings over the 3-year maximum vesting life and is adjusted based upon changes in the fair market value of our common stock and changes in our relative TSR performance and internal performance targets. For awards granted on or after January 1, 2006, expense recognition is accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon reaching retirement age. The following table summarizes the activity for our performance share units during the six months ended June 30, 2006:

	Number of Shares (1)	Weighted -average Grant Date Fair Value
Non-vested at beginning of period Granted Vested Cancelled/forfeited	281,084 -- (93,334) (1,050)	$ 46.90 -- $ 37.05 $ 50.07
Non-vested at end of period	186,700	$ 51.81

(1) The number of common shares issued related to performance shares may range from 0 to 200% of the number of performance shares shown in the table above based on the achievement of established internal performance targets and our 3-year-average TSR performance relative to the
      3-year-average TSR performance of a pre-selected comparison group.

The weighted-average grant date fair value of performance shares granted during the six months ended June 30, 2005 was $55.09.

During the six months ended June 30, 2006, we made cash payments totaling $6,700,000, net of applicable tax withholdings, under our performance share plan.

STOCK OPTIONS
Stock options are granted with an exercise price equal to the market value of our underlying common stock on the date of grant. With the exceptions of the stock option grants awarded in December 2005 and January 2006, the options vest ratably over 5 years and expire 10 years subsequent to the grant. The options awarded in December 2005 and January 2006 were fully vested on the date of grant, expire 10 years subsequent to the grant, and shares obtained upon exercise of the options are restricted from sale until January 1, 2009 and January 24, 2009, respectively. Vesting is accelerated upon retirement at age 55 or older, death, disability, or change of control, as defined in the award agreement. Non-vested awards are forfeited upon termination for any other reason. Upon stock option exercise, we generally issue shares from treasury stock.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option pricing model. Compensation expense for stock options is based on this grant date fair value and is recognized for awards that ultimately vest. The following table presents the weighted-average fair value and the weighted-average assumptions used in estimating the fair value of option grants:

	Six Months Ended June 30
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

The following table summarizes our stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period Granted Exercised Forfeited or expired	7,510,066 176,170 (536,034) (26,590)	$ 46.38 $ 69.90 $ 36.45 $ 57.57
Outstanding at end of period	_7,123,612	$ 47.66	5.75	$ 214,686
Vested and expected to vest	6,909,056	$ 47.57	5.68	$ 208,801
Exercisable at end of period	5,788,382	$ 57.58	5.33	$ 174,908

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on June 30, 2006. This value changes based on the fair market value of our common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $24,021,000 and $23,281,000, respectively.

Cash received from stock option exercises during the six months ended June 30, 2006 was $19,537,000. The tax benefit realized from the tax deductions for stock option exercises totaled $9,626,000 for the six months ended June 30, 2006 and is reflected as a component of shareholders' equity in our Condensed Consolidated Balance Sheets.

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

The fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. However, since SFAS No. 5, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt, no gain was recognized on the Chemicals sale. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. The combined carrying amount of these earn-outs (reflected in accounts and notes receivable and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets) as of June 30, 2006 and December 31, 2005 is $167.5 million and $148.4 million, of which $138.0 million and $105.7 million are classified as current, respectively. The $19.1 million increase in these assets from December 31, 2005 to June 30, 2006 is due to a gain of $23.0 million on the ECU earn-out (reflected as a component of other income, net in our Condensed Consolidated Statement of Earnings for the six months ended June 30) offset in part by the first cash receipt in March 2006 under the 5CP earn-out totaling $3.9 million.

As a result of the sale of our Chemicals business, we incurred approximately $23.7 million of pretax exit and disposal charges and transaction fees accounted for under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." These costs consist of a $7.8 million expense under SFAS No. 88, "Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; $10.4 million for employee severance expenses, primarily referable to outstanding share-based incentive awards; and $5.5 million for various transaction fees. As of June 30, 2006, we have recognized substantially all of the estimated $23.7 million of pretax exit and disposal charges and transaction fees. During the second quarter of 2006, we recognized an insignificant amount of pretax exit and disposal charges in results of discontinued operations and we expect our total pretax exit and disposal charges for the remainder of 2006 to be insignificant.

We are potentially liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Based on our evaluation of possible cash receipts from the earn-outs, the likely range for the contingent payment to certain key former Chemicals employees is between $0 and approximately $5 million. As of June 30, 2006, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded.

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

Net sales, total revenues and pretax (loss) earnings from discontinued operations, excluding the deferred gain on disposal and minority interest, are as follows (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales Total revenues Pretax (loss) earnings	$ -- $ -- $ (2.9)	$ 147.3 $ 158.0 $ 35.0	$ -- $ -- $ (5.9)	$ 339.7 $ 364.4 $ 93.9

Pretax losses from discontinued operations of $2.9 million and $5.9 million during the three and six month periods ended June 30, 2006, respectively, reflect charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.

4.   Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	99,430 1,761 445 101,636	102,259 1,299 468 104,026	99,988 1,738 427 102,153	102,595 1,280 441 104,316

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents were as follows (in thousands of shares):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Antidilutive common stock equivalents	6	--	6	--

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

The effective tax rate from continuing operations was 33.4% for the three months ended June 30, 2006, up from the 31.0% rate during the same period of 2005. This increase principally reflects the effects of an adjustment to estimated income tax liabilities for prior years, a reduction in tax-exempt interest income and an increase in state income taxes.

The effective tax rate from continuing operations for the six months ended June 30, 2006 was 33.3%, up from the 31.6% rate during the same period of 2005. This increase principally reflects a reduction in tax-exempt interest income, an increase in state income taxes and the effects of an adjustment to estimated income tax liabilities for prior years.

6.   Medium-term Investments

We had no medium-term investments as of June 30, 2006. At the comparative periods presented below, our medium-term investments consist of highly liquid securities with a contractual maturity in excess of three months at the time of purchase. We classify our medium-term investments as either available-for-sale or held-to-maturity. Investments classified as available-for sale consist of variable rate demand obligations and are reported at fair value, which is equal to cost. Investments classified as held-to-maturity consist of fixed rate debt securities and are reported at cost. The reported value of these investments by major security type are summarized below (in thousands of dollars):

	June 30 2006	Dec. 31 2005	June 30 2005
Bonds, notes and other securities: Variable rate demand obligations Other debt securities Total medium-term investments	$ -- -- $ --	$ 165,140 10,000 $ 175,140	$ 245,680 3,300 $ 248,980

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

Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Proceeds Gross realized gains Gross realized losses	$ 68,965 insignificant insignificant	$ 19,195 insignificant insignificant	$ 175,140 insignificant insignificant	$ 133,590 insignificant insignificant

There were no transfers from either the available-for-sale or held-to-maturity categories to the trading category during the three months ended June 30, 2006 and 2005. There were no gross unrealized holding gains or losses related to medium-term investments classified as available-for sale or held-to-maturity as of June 30, 2006 and 2005.

7.   Derivative Instruments

In connection with the sale of our Chemicals business, we entered into an earn-out agreement that requires the purchaser, Basic Chemicals, to make future payments based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, not to exceed $150.0 million. We have not designated the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value, if any, are recognized in current earnings. Furthermore, pursuant to SAB Topic 5:Z:5, changes in fair value are recognized in continuing operations. During the three and six month periods ended June 30, 2006, we recorded gains of $10,805,000 and $22,986,000, respectively, which is reflected in other income, net of other charges, in our accompanying Condensed Consolidated Statements of Earnings.

In November 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we pay the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and receive a fixed rate of interest of 6.40% from the counterparty to the agreement. We designated this instrument as an effective fair value hedge in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the mark-to-market value of the hedge, which terminated February 1, 2006, was reflected in our Condensed Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. For the prior periods presented, December 31, 2005 and June 30, 2005, the estimated fair value of our interest rate swap agreement reflected projected payments of $465,000 and $464,000, respectively.

There was no impact to earnings due to hedge ineffectiveness during the six months ended June 30, 2006 and 2005.

8.   Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. Total comprehensive income is comprised of the following (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 147,691 -- $ 147,691	$ 121,547 -- $ 121,547	$ 217,609 -- $ 217,609	$ 175,898 61 $ 175,959

9.   Shareholders' Equity

On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Shares purchased: Number Total cost (thousands) Average cost	4,235,200 $ 333,565 $ 78.76	340,589 $ 19,523 $ 57.32	4,507,322 $ 352,902 $ 78.30	1,212,638 $ 69,005 $ 56.90
	June 30 2006	Dec. 31 2005	June 30 2005
Shares in treasury at period end: Number Average cost	43,208,973 $ 26.20	39,378,985 $ 19.94	37,415,640 $ 16.81

The 4,235,200 shares purchased during the second quarter of 2006 were purchased in the open market. The number of shares purchased in the six months ended June 30, 2006 includes 4,456,600 shares purchased in the open market and 50,722 shares purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans.

10.  Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

PENSION BENEFITS	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial loss	$ 4,581 8,031 (10,993) 267 434	$ 5,215 7,710 (10,302) 572 317	$ 9,162 16,062 (21,986) 534 868	$ 10,594 15,580 (20,639) 1,169 618
Net periodic benefit cost	$ 2,320	$ 3,512	$ 4,640	$ 7,322

OTHER POSTRETIREMENT BENEFITS	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost: Service cost Interest cost Amortization of prior service cost Recognized actuarial loss	$ 904 1,190 (42) 119	$ 1,092 1,364 (45) 364	$ 1,808 2,380 (84) 238	$ 2,243 2,827 (93) 810
Net periodic benefit cost	$ 2,171	$ 2,775	$ 4,342	$ 5,787

As previously disclosed in the notes to our financial statements for the year ended December 31, 2005, we expect to contribute $1,190,000 to our unfunded, nonqualified pension plans and pay $5,555,000 to cover our postretirement obligations in 2006. During the six months ended June 30, 2006 and 2005, contributions of $778,000 and $502,000, respectively, were made to our pension plans.

11.  Short-term Borrowings and Long-term Debt

Short-term borrowings at June 30, 2006 consist of $217,000,000 of commercial paper having maturities ranging from 3 to 31 days and interest rates ranging from 5.30% to 5.32%. We plan to reissue most, if not all, of these notes when they mature. These short-term borrowings are used for general corporate purposes, including working capital requirements.

Long-term debt is set forth below (in thousands of dollars):

	June 30 2006	Dec. 31 2005	June 30 2005
6.40% 5-year notes issued 2001* 6.00% 10-year notes issued 1999 Private placement notes Medium-term notes Tax-exempt bonds Other notes	$ -- 250,000 81,772 21,000 -- 2,420	$ 239,535 250,000 82,209 21,000 -- 2,715	$ 239,536 250,000 82,674 23,000 -- 2,561
Total debt excluding short-term borrowings Less current maturities of long-term debt	$ 355,192 32,547	$ 595,459 272,067	$ 597,771 242,065
Total long-term debt	$ 322,645	$ 323,392	$ 355,706
Estimated fair value of long-term debt	$ 329,305	$ 339,291	$ 383,190
*Includes a reduction in valuation for the fair value of interest rate swaps, as follows: December 31, 2005 - $465,000 and June 30, 2005 - $464,000.

In February 2006, we retired $240,000,000 of 6.40% five-year notes issued in 2001 (listed in the table above net of the reductions for the interest rate swap). In November 2005, we retired an 8.07% medium-term note issued in 1991 in the amount of $2,000,000. In May 2005, we called and redeemed $8,200,000 of variable-rate, tax-exempt bond issues maturing in 2009.

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

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Balance at beginning of period Liabilities incurred Liabilities (settled) Accretion expense Revisions up Asset retirement obligations	$ 109,834 675 (4,563) 1,368 2,902 $ 110,216	$ 99,503 582 (3,983) 1,185 5,566 $ 102,853	$ 105,774 1,022 (7,488) 2,640 8,268 $ 110,216	$ 90,906 2,458 (5,091) 2,292 12,288 $ 102,853

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

Our standby letters of credit as of June 30, 2006 are summarized in the table below (in thousands of dollars):

Amount	Term	Maturity

Risk management requirement for insurance claims
Payment surety required by contract
Payment surety required by utilities
Contractual reclamation/restoration requirements
    Total standby letters of credit

$ 16,194 14,898 100 35,338 $ 66,530	One year -- One year One year	Renewable annually February 2007 Renewable annually Renewable annually

14.  Business Acquisitions

During the six months ended June 30, 2006, we acquired the assets of the following businesses for cash payments of approximately $20,355,000, including acquisition costs and net of acquired cash:

--	an aggregates facility in North Carolina
--	an aggregates facility and asphalt plant in Indiana
--	an aggregates facility in Virgina

15.  Goodwill

The changes in the carrying amount of goodwill for the periods presented below are as follows (in thousands of dollars):

Goodwill as of June 30, 2005	$ 636,582
Goodwill of acquired businesses Purchase price allocation adjustments	12,469 (31,968)
Goodwill as of December 31, 2005	$ 617,083
Goodwill of acquired business * Purchase price allocation adjustments	13,719 --
Goodwill as of June 30, 2006	$ 630,802

*  The goodwill of acquired business for 2006 relates to the acquisitions listed in Note 14 above. We are in the preliminary stage of purchase price allocation; therefore, the goodwill amount is subject to change. When finalized, the goodwill from the 2006 acquisitions is expected to be fully deductible for income tax purposes.

16.  New Accounting Standard

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on our results of operations, financial position and liquidity.

17.  Enterprise Data - Continuing Operations

In our Construction Materials business, we produce and sell aggregates and related products and services in seven regional divisions. All these divisions exhibit similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution and regulatory environments. Accordingly, they have been aggregated into one reporting segment for financial statement purposes. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other private nonresidential facilities. Because the majority of our activities are domestic, assets outside the United States are not material. We sell a relatively small amount of construction aggregates outside the United States. Due to the sale of our Chemicals business as described in Note 3, we have one reportable segment, Construction Materials, which constitutes continuing operations.

Net sales by product are summarized below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
NET SALES BY PRODUCT Aggregates Asphalt mix Concrete Other Total	$ 569.7 126.1 72.5 39.5 $ 807.8	$ 512.1 95.2 66.8 31.2 $ 705.3	$ 1,029.6 211.3 137.1 72.1 $ 1,450.1	$ 868.4 148.6 116.8 50.9 $ 1,184.7

18.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the six months ended June 30 is summarized below (in thousands of dollars):

	2006	2005
Cash payments: Interest (exclusive of amount capitalized) Income taxes	$ 18,059 57,958	$ 18,936 61,697

Noncash investing and financing activities:
  Accrued liabilities for purchases of property, plant
   and equipment
  Accrued liabilities for purchases of treasury stock
  Amounts referable to business acquisitions:
    Liabilities assumed

	15,194 17,678 --	4,943 -- 5,634
Noncash proceeds from the sale of the Chemicals business: Earn-outs (Note 3) Working capital adjustments	-- --	128,167 13,559

19.  Accounting Change

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

20.  Other Commitments and Contingencies

We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K which we believe are material to the development of such proceedings, are described below.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, in November 1998, we were named one of several defendants in a claim filed by the City of Modesto in state court in San Francisco, California, seeking to recover costs to investigate and cleanup low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was sold in June 2005. The defendants named included other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case began during the first quarter of 2006. On June 9, 2006, the jury returned a verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million. On June 13, 2006, the jury returned a verdict for punitive damages against three defendants, including $100 million against Vulcan. The compensatory damages constitute the costs to filter two wells and certain past investigation costs, and we expect the amount of the compensatory damages award will be reduced by the settlements of other parties. As of the date of this filing, a judgment from the trial court has not been entered on the jury verdicts. We believe the punitive damages verdict is contrary to the evidence presented at trial, and that it is excessive and contravenes limits established by the U.S. Supreme Court and California courts, which indicate punitive awards should not exceed a maximum of nine times compensatory awards. On June 22, 2006, we and other defendants submitted motions and on July 26, 2006, presented oral arguments before the trial court to, among other considerations, request a new trial or to overturn or substantially reduce the punitive damages verdict. The court has indicated that a ruling will be announced on or before August 21, 2006. Depending on the outcome of the court's ruling, we will continue to aggressively pursue all avenues on appeal to have the verdicts either set aside or substantially reduced. While it is not possible to predict with certainty the ultimate outcome of this litigation, we believe Vulcan's share of the compensatory damages after setoffs from other settlements will not be material to our consolidated financial statements. We also believe it is reasonably possible that a loss related to the punitive damages award may ultimately be sustained and that the range of such loss, if any, could be between $0 and $32 million. As of June 30, 2006, no liabilities have been recorded related to the punitive damages claim because it is neither probable that a liability has been incurred nor can the amount of the loss be reasonably estimated. In this same lawsuit, the Plaintiff seeks a second trial for contamination at other locations in Modesto that were not part of the first trial, and the timing of the second trial has not been set by the court. No municipal water wells are part of the second trial, and any affected wells were part of the first trial that concluded on June 13, 2006, subject to the trial judge's final ruling.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, we have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. A trial for the issues of causation and damages for 10 plaintiffs was held in July 2004. The claims of 5 of these plaintiffs were dismissed during the trial. A jury awarded the remaining 5 plaintiffs an aggregate award of $201,000. We have since reached a proposed class settlement (settlement) with most of the plaintiffs in the matter, although some plaintiffs have objected to the settlement. A court-appointed special master is overseeing the settlement process. A second trial is scheduled for January 2007 for certain plaintiffs who objected to the settlement. Mediation will be scheduled with certain other plaintiffs who objected to the settlement.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, from 1988 to 1994, we produced and marketed industrial sand. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of June 30, 2006, the number of suits totaled 142, involving an aggregate of 765 plaintiffs, which giving effect to additional suits filed and dismissals or withdrawals of suits previously filed represents a decrease in the number of suits and a decrease in the number of plaintiffs during the quarter. Of the pending suits, a total of 98, with 662 plaintiffs, have been filed in Texas and Mississippi state courts. The balance of the suits have been brought by plaintiffs in state courts in Alabama, California, Florida, Louisiana and Ohio. We are seeking dismissal of all suits on the ground the plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs without any settlement payments to the dismissed plaintiffs.

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings disclosed in our most recent Annual Report on Form 10-K. Nevertheless, the developments described above do not materially affect the recorded liabilities related to these and other legal proceedings that existed as of December 31, 2005. Furthermore, other than the reasonably possible estimated range of loss that may be incurred related to the litigation with the City of Modesto (see discussion above), we do not believe the developments described above materially affect our overall assessment of loss contingencies related to pending claims or litigation that existed as of December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL COMMENTS

Overview

Vulcan provides essential infrastructure materials required by the U.S. economy. We are the nation's largest producer of construction aggregates - primarily crushed stone, sand and gravel - and a major producer of asphalt and concrete. We operate primarily in the United States and our principal product - aggregates - is consumed in virtually all types of publicly and privately funded construction. While aggregates are our primary business, vertical integration between aggregates and downstream products can be managed effectively in certain markets to generate acceptable financial returns. As such, we evaluate individual markets to determine the benefits of an aggregates only or vertical integration strategy. Demand for our products is dependent on construction activity. The primary end uses include public infrastructure such as highways, bridges, airports, schools and prisons, as well as private nonresidential (e.g., manufacturing, industrial, retail and office) and private residential construction (e.g., single and multi-family). Customers for our products include heavy construction and paving contractors; residential and commercial building contractors; concrete products manufacturers; state, county and municipal governments; railroads; and electric utilities. Customers are served by truck, rail and water networks from our production facilities and sales yards.

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

Forward-looking Statements

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause our actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount any future payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

RESULTS OF OPERATIONS

In the discussion that follows, discontinued operations are discussed separately. Continuing operations consist solely of Construction Materials. The comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.

Second Quarter 2006 as Compared with Second Quarter 2005

Our second quarter earnings from continuing operations increased 50% to a record level of $1.47 per diluted share as compared to $0.98 per diluted share in the prior year. Second quarter earnings per diluted share include $0.15 attributable to the sale of certain contractual rights and $0.06 due to an increase in the carrying value of the ECU earn-out received as part of the sale of the Chemicals business, partially offset by $0.03 referable to an adjustment to estimated income tax liabilities for prior years. Operating income was $217.9 million, an increase of 42% from the prior year's second quarter. Second quarter net earnings of $1.45 per diluted share reflect a $0.02 per diluted share loss from discontinued operations.

During the second quarter, we purchased 4,235,200 shares of our common stock at a total cost of approximately $333.6 million, representing an average cost of $78.76 per share.

Continuing Operations:

Second quarter net sales were $807.8 million, an increase of approximately 15% from the prior year's level. The average unit price for aggregates, excluding freight to remote distribution sites, increased 13% compared to the second quarter of 2005. Pricing improved for all major product lines. Following a very strong increase in the first quarter, second quarter shipments of aggregates, asphalt and concrete were somewhat lower than the prior year. Shipments for the second quarter were influenced by the effects of extremely favorable weather during the first quarter that accelerated demand as well as by abnormally wet weather in certain key markets in the second quarter. Aggregates shipments were approximately 2% lower than last year's record second quarter level.

Gross profit increased 23% from the prior year due to the aforementioned improved pricing for all major product lines. As a percent of net sales, gross profit improved to 32% from the 30% realized in the prior year. Operating income increased 42% from the prior year to $217.9 million. Earnings from asphalt and concrete product lines improved as price increases more than offset the effects of lower shipments and higher costs for key raw materials. The average unit cost per gallon of diesel fuel increased 32% from the prior year's quarter, reducing second quarter operating income by $8.4 million.

Selling, administrative and general expenses of $65.2 million increased $9.5 million from the prior year due primarily to higher provisions for incentive compensation, including a $1.6 million expense related to stock options for which there was no comparable amount in the prior year, and increased professional fees.

Other operating income in the second quarter was $26.6 million higher than the prior year's second quarter due principally to a $24.8 million pretax gain from the sale of contractual rights to mine the Bellwood quarry in Atlanta, Georgia. The City of Atlanta plans to convert the property into a city park and greenspace as part of a larger economic growth and development project around the city's perimeter. We worked with city and county officials to achieve this mutually beneficial transaction. Over the next two years, we will continue operations at the quarry under a new operating lease with the city and transition customer demand to our existing 12 quarries in the greater Atlanta area and to a new zoned site purchased in 2004 in anticipation of the Bellwood sale.

Other income, net, increased $10.1 million from the prior year's second quarter due to a $10.8 million increase in the carrying value of the ECU earn-out. This earn-out agreement is accounted for as a derivative instrument, with any adjustments to the carrying value recorded as other income or charges in continuing operations. For additional information regarding the ECU earn-out, see Notes 3 and 7 to the condensed consolidated financial statements.

Net interest expense of $4.2 million declined $2.3 million from the second quarter of 2005 resulting primarily from the February 1, 2006 retirement of $240.0 million of 6.40% five-year notes issued in 2001.

Our effective tax rate from continuing operations was 33.4% for the second quarter of 2006, up from the 2005 rate of 31.0% for the comparable period. This increase principally reflects the effects of an adjustment to estimated income tax liabilities for prior years, a reduction in tax-exempt interest income and an increase in state income taxes.

Discontinued Operations:

We reported a pretax loss from discontinued operations of $2.9 million during the second quarter of 2006. This loss primarily reflects charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses. The prior year's second quarter pretax earnings from discontinued operations of $35.0 million reflects approximately two months of operations prior to closing the sale.

Year-to-Date Comparisons as of June 30, 2006 and June 30, 2005

Net earnings were $217.6 million, or $2.13 per diluted share, for the first six months of 2006 compared to $175.9 million, or $1.69 per diluted share, in the prior year. Earnings from continuing operations were $2.16 per diluted share compared to $1.18 in the prior year. The current year earnings from continuing operations include $0.15 per diluted share attributable to the sale of contractual rights to mine the Bellwood quarry and $0.13 per diluted share attributable to an increase in the carrying value of the ECU earn-out. Discontinued operations (Chemicals) reported a loss of $0.03 per diluted share for the first six months of 2006 compared with earnings of $0.51 per diluted share in 2005.

In the first half of 2006, we purchased 4,507,322 shares of our common stock at a total cost of $352.9 million, representing an average price of $78.30 per share.

Continuing Operations:

Net sales of $1.5 billion for the first six months of 2006 increased 22% from the comparable 2005 total of $1.2 billion. The average unit price for aggregates, excluding freight to remote distribution sites, increased 14% from the prior year's first half. Total aggregates shipments were up 4% from the first half of 2005 with the increase resulting from record shipments during the first quarter of 2006. Excluding recent acquisitions, aggregates shipments increased 3% year-to-date.

Gross profit increased 39% from the first half of 2005 due to strong pricing growth and solid demand for our products. As a percent of net sales, gross profit improved to 29% from the 26% realized in the first six months of 2005. Operating income of $316.7 million reflected an increase of $125.4 million, or 66%, as compared to the first half of 2005. Earnings from asphalt and concrete product lines improved as price increases more than offset higher costs for key raw materials. The cost per gallon of diesel fuel increased 30% from the prior year's first half, reducing pretax earnings by approximately $14.8 million.

Selling, administrative and general expenses of $130.2 million increased $23.1 million from the first half of 2005 due primarily to higher provisions for incentive compensation, including the effect of expensing stock options, and increased professional fees. Effective January 1, 2006, we adopted FAS 123(R), "Share-Based Payment" which requires the expensing of stock options. Adoption of this standard resulted in a pretax charge of approximately $5.8 million related to stock options, resulting in a decrease to earnings from continuing operations and net earnings of approximately $3.5 million, or $0.03 per diluted share in the first half of 2006. Additional disclosures regarding the adoption of FAS 123(R) are presented in Note 2 to the condensed consolidated financial statements.

Other operating income was $29.7 million higher than the first half of 2005 due principally to the $24.8 million pretax gain referable to the sale of contractual rights at the Bellwood quarry.

Other income, net, increased $20.6 million from the first six months of 2005 due primarily to a $23.0 million increase in the value of the ECU earn-out. As previously noted, this earn-out agreement is accounted for as a derivative instrument, with any adjustments to the carrying value recorded as other income or charges in continuing operations. For additional information regarding the ECU earn-out, see Notes 3 and 7 to the condensed consolidated financial statements.

Net interest expense of $7.9 million declined $5.4 million from the first half of 2005 resulting primarily from the February 1, 2006 retirement of $240.0 million of 6.40% five-year notes issued in 2001.

The effective tax rate from continuing operations was 33.3% for the six months ended June 30, 2006, up from the 31.6% rate during the same period of 2005. This increase principally reflects a reduction in tax-exempt interest income, an increase in state income taxes and the effects of an adjustment to estimated income tax liabilities for prior years.

Discontinued Operations:

For the first six months of 2006, we recognized a pretax loss from discontinued operations of $5.9 million. This loss primarily reflects charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses. Comparatively, for the first six months of 2005, we recognized pretax earnings from discontinued operations of $93.9 million reflecting approximately five months of operations prior to closing the sale.

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

Cash Flows

Net cash provided by operating activities totaled $194.1 million during the first half of 2006 compared to $214.1 million in the same period last year. Net earnings increased $41.7 million, despite a decrease of $56.0 million in earnings from discontinued operations. Although net earnings increased period over period, cash provided by operating activities decreased $20.0 million. Contributing to this decrease were two items included in 2006 net earnings that did not provide any cash flows from operations. First, the $13.8 million after-tax gain attributable to the ECU earn-out and included in net earnings resulted in no cash receipts during the first half of 2006. Second, while the $14.9 million after-tax gain associated with the sale of contractual rights at the Bellwood quarry is included in net earnings during 2006, the proceeds received are appropriately reflected as cash provided by investing activities. In addition to these two items, cash provided by operating activities during 2005 includes $9.1 million referable to tax benefits from the exercise of stock options. During 2006, such tax benefits are classified as financing activities pursuant to FAS 123(R). Additional disclosures regarding the adoption of FAS 123(R) are presented in Note 2 to the condensed consolidated financial statements.

Investing activities provided net cash of $1.9 million during the first half of 2006 compared to $86.8 million used during 2005. The $88.7 million change in cash from investing activities is principally due to net activity in our medium term investment program, which contributed $244.9 million to the overall change, $24.9 million in net proceeds from the sale of contractual rights, and a reduction in acquisition spending of $52.4 million, partially offset by an increase of $87.1 million in purchases of property, plant and equipment. In addition, 2005 includes $150.9 million in net cash proceeds related to the sale of our Chemicals business.

Net cash used in financing activities increased to $399.9 million in the first half of 2006 compared to $112.6 million in 2005, an increase of $287.3 million. Cash used to purchase our common stock increased $266.2 million, dividends paid increased $14.4 million, and cash payments to retire debt obligations increased $230.9 million. These increases in cash used for financing activities were partially offset by net short-term borrowings of $217.0 million during 2006.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $323.7 million at June 30, 2006, a decrease of $262.1 million from December 31, 2005 and a decrease of $297.5 million from June 30, 2005. During the six and twelve month periods ended June 30, 2006, cash balances and medium term investments decreased $379.1 million and $463.9 million, respectively. During these same periods, cash of $335.2 million and $494.9 million, respectively, was used to purchase common stock. In addition, June 30, 2006 working capital includes $217.0 million in short-term borrowings. These factors contributing to the decreases in working capital were partially offset by increases in accounts receivable, including net increases of $32.3 million and $134.9 million in the current portion of the ECU and 5CP earn-outs obtained in connection with the sale of our Chemicals business during the six and twelve month periods ended June 30, 2006, respectively.

Short-term Borrowings and Investments

Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	June 30 2006	Dec. 31 2005	June 30 2005
Short-term investments: Cash equivalents Medium-term investments Total short-term investments	$ 71,191 -- $ 71,191	$ 273,315 175,140 $ 448,455	$ 277,471 248,980 $ 526,451
Short-term borrowings: Commercial paper Total short-term borrowings	$ 217,000 $ 217,000	$ -- $ --	$ -- $ --
Net short-term (borrowings)/investments	$ (145,809)	$ 448,455	$ 526,451

Short-term borrowings outstanding as of June 30, 2006 of $217.0 million consisted solely of commercial paper having maturities ranging from 3 to 31 days and interest rates ranging from 5.30% to 5.32%. We plan to reissue most, if not all, of these notes when they mature. There were no short-term borrowings outstanding as of December 31, 2005 and June 30, 2005. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.

Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $560.0 million were available at June 30, 2006, of which $550.0 million expires June 27, 2011 and $10.0 million expires January 30, 2007. None of the lines of credit were drawn as of June 30, 2006.

Current Maturities of Long-term Debt

Current maturities of long-term debt are summarized below (in thousands of dollars):

	June 30 2006	Dec. 31 2005	June 30 2005
6.40% 5-year notes issued 2001* Private placement notes Medium-term notes Other notes Total	$ -- 32,000 -- 547 $ 32,547	$ 239,535 32,000 -- 532 $ 272,067	$ 239,536 -- 2,000 529 $ 242,065
*Includes a decrease in valuation for the fair value of the short-term interest rate swaps, as follows: December 31, 2005 - $465 thousand and June 30, 2005 - $464 thousand.

On February 1, 2006, we retired the 6.40% 5-year notes issued 2001 in the principal amount of $240.0 million (listed above net of the decreases for the interest rate swap). Maturity dates for our current maturities as of June 30, 2006 are as follows: December 15, 2006 - $32.0 million; and various dates for the remaining $0.5 million. We expect to retire this debt using available cash or by issuing commercial paper.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	June 30 2006	Dec. 31 2005	June 30 2005
Long-term obligations: Long-term debt Total long-term obligations	$ 322,645 $ 322,645	$ 323,392 $ 323,392	$ 355,706 $ 355,706
Long-term capital: Long-term debt Deferred income taxes All other noncurrent liabilities Shareholders' equity Total long-term capital	$ 322,645 278,778 289,608 1,970,697 $ 2,861,728	$ 323,392 275,065 284,872 2,126,541 $ 3,009,870	$ 355,706 326,363 300,560 2,092,678 $ 3,075,307
Long-term obligations as a percent of: Long-term capital Shareholders' equity	11.3% 16.4%	10.7% 15.2%	11.6% 17.0%

The calculations of our ratio of total debt to total capital are summarized below (amounts in thousands, except percentages):
	June 30 2006	Dec. 31 2005	June 30 2005
Debt: Current maturities of long-term debt Short-term borrowings Long-term debt Total debt	$ 32,547 217,000 322,645 $ 572,192	$ 272,067 -- 323,392 $ 595,459	$ 242,065 -- 355,706 $ 597,771
Capital: Total debt Shareholders' equity Total capital	$ 572,192 1,970,697 $ 2,542,889	$ 595,459 2,126,541 $ 2,722,000	$ 597,771 2,092,678 $ 2,690,449
Ratio of total debt to total capital	22.5%	21.9%	22.2%

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

Cash Contractual Obligations

Our obligation to make future payments under contracts are outlined in our most recent Annual Report on Form 10-K. In addition, during the first quarter of 2006, we entered into contractual agreements for the purchase and conversion of a Panamax-class, bulk cargo vessel. The vessel will be converted to a self-unloading ship with completion expected by mid-2007. Once converted, the vessel will be used along with our two existing self-unloading ships to transport aggregates from our Sac Tun quarry on Mexico's Yucatan Peninsula to markets along the U.S. coast of the Gulf of Mexico. As of June 30, 2006, our obligations to make future payments under the contracts for this capital purchase are approximately $8.7 million for the remainder of 2006 and $9.9 million in 2007.

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

Our standby letters of credit as of June 30, 2006 are summarized in the table below (in thousands of dollars):

Amount	Term	Maturity

Risk management requirement for insurance claims
Payment surety required by contract
Payment surety required by utilities
Contractual reclamation/restoration requirements
    Total standby letters of credit

$ 16,194 14,898 100 35,338 $ 66,530	One year -- One year One year	Renewable annually February 2007 Renewable annually Renewable annually

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

We are exposed to risk related to the ultimate proceeds to be received from the sale of our Chemicals business. As described in Note 3 to the condensed consolidated financial statements, in addition to the initial proceeds, we are entitled to receive annual cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. This ECU earn-out is capped at $150.0 million and is accounted for as a derivative instrument. Accordingly, it is reported at fair value and changes, if any, to the fair value of the ECU derivative are recorded in current earnings from continuing operations. Future estimates of this derivative's fair value could vary materially from period to period. The determination of the fair value of the ECU derivative is discussed in greater detail in our most recent Annual Report on Form 10-K. Proceeds under the second earn-out are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the June 7, 2005 sale through 2012. Although we expect the total proceeds received in connection with the sale of our Chemicals business, including contingent proceeds under the two earn-outs, to exceed the carrying amount of the net assets sold, no gain on the sale was recognized since SFAS No. 5, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. The combined carrying amount of these earn-outs (reflected in accounts and notes receivable and noncurrent other assets in the accompanying Condensed Consolidated Balance Sheets) as of June 30, 2006 and December 31, 2005 was $167.5 million and $148.4 million, respectively. The $19.1 million increase from December 31, 2005 is due to a gain of $23.0 million on the ECU earn-out (reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the six months ended June 30, 2006) offset in part by the first cash receipt in March 2006 totaling $3.9 million under the 5CP earn-out.

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50.0 million. Under this agreement, we paid a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and received a fixed rate of interest of 6.40% from the counterparty. The interest rate swap agreement terminated February 1, 2006, coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240.0 million. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. For the prior periods presented, the estimated fair values of this agreement were as follows: December 31, 2005 - $0.5 million unfavorable and June 30, 2005 - $0.5 million unfavorable.

We do not enter into derivative financial instruments for speculative or trading purposes.

At June 30, 2006, the estimated fair market value of our long-term debt instruments including current maturities was $361.9 million as compared to our book value of $355.2 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of our liability by approximately $9.5 million.

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

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes to our internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the second quarter of 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, in November 1998, we were named one of several defendants in a claim filed by the City of Modesto in state court in San Francisco, California, seeking to recover costs to investigate and cleanup low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was sold in June 2005. The defendants named included other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case began during the first quarter of 2006. On June 9, 2006, the jury returned a verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million. On June 13, 2006, the jury returned a verdict for punitive damages against three defendants, including $100 million against Vulcan. The compensatory damages constitute the costs to filter two wells and certain past investigation costs, and we expect the amount of the compensatory damages award will be reduced by the settlements of other parties. As of the date of this filing, a judgment from the trial court has not been entered on the jury verdicts. We believe the punitive damages verdict is contrary to the evidence presented at trial, and that it is excessive and contravenes limits established by the U.S. Supreme Court and California courts, which indicate punitive awards should not exceed a maximum of nine times compensatory awards. On June 22, 2006, we and other defendants submitted motions and on July 26, 2006, presented oral arguments before the trial court to, among other considerations, request a new trial or to overturn or substantially reduce the punitive damages verdict. The court has indicated that a ruling will be announced on or before August 21, 2006. Depending on the outcome of the court's ruling, we will continue to aggressively pursue all avenues on appeal to have the verdicts either set aside or substantially reduced. While it is not possible to predict with certainty the ultimate outcome of this litigation, we believe Vulcan's share of the compensatory damages after setoffs from other settlements will not be material to our consolidated financial statements. We also believe it is reasonably possible that a loss related to the punitive damages award may ultimately be sustained and that the range of such loss, if any, could be between $0 and $32 million. As of June 30, 2006, no liabilities have been recorded related to the punitive damages claim because it is neither probable that a liability has been incurred nor can the amount of the loss be reasonably estimated. In this same lawsuit, the Plaintiff seeks a second trial for contamination at other locations in Modesto that were not part of the first trial, and the timing of the second trial has not been set by the court. No municipal water wells are part of the second trial, and any affected wells were part of the first trial that concluded on June 13, 2006, subject to the trial judge's final ruling.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, we have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. A trial for the issues of causation and damages for 10 plaintiffs was held in July 2004. The claims of 5 of these plaintiffs were dismissed during the trial. A jury awarded the remaining 5 plaintiffs an aggregate award of $201,000. We have since reached a proposed class settlement (settlement) with most of the plaintiffs in the matter, although some plaintiffs have objected to the settlement. A court-appointed special master is overseeing the settlement process. A second trial is scheduled for January 2007 for certain plaintiffs who objected to the settlement. Mediation will be scheduled with certain other plaintiffs who objected to the settlement.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, from 1988 to 1994, we produced and marketed industrial sand. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of June 30, 2006, the number of suits totaled 142, involving an aggregate of 765 plaintiffs, which giving effect to additional suits filed and dismissals or withdrawals of suits previously filed represents a decrease in the number of suits and a decrease in the number of plaintiffs during the quarter. Of the pending suits, a total of 98, with 662 plaintiffs, have been filed in Texas and Mississippi state courts. The balance of the suits have been brought by plaintiffs in state courts in Alabama, California, Florida, Louisiana and Ohio. We are seeking dismissal of all suits on the ground the plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs without any settlement payments to the dismissed plaintiffs.

Item 1A.   Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2005 (Form 10-K). The risk factor set forth below was disclosed in our Form 10-K, but has been updated to include reference to material developments in legal proceedings.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty. We are involved in a number of class action and complex litigation proceedings, mainly arising from our previous ownership and operation of our Chemicals business. Although we divested our Chemicals business in June 2005, we retained certain litigation liability related to the business. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates is based on the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency. Furthermore, unfavorable results in one or more of these actions could result in an adverse effect on our consolidated financial position, results of operations, or cash flows. See Part II, Item 1, Legal Proceedings, above and Note 20, Other Commitments and Contingencies, to the accompanying condensed consolidated financial statements for a description of legal proceedings for which events have occurred subsequent to the filing of our Form 10-K which we believe are material to the development of such proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table presents a summary of share purchases we made during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 - 30, 2006	--	--	--	9,940,778
May 1 - 31, 2006	2,140,400	$ 81.01	2,140,400	7,800,378
June 1 - 30, 2006	2,094,800	$ 76.46	2,094,800	5,705,578
Total	4,235,200	$ 78.76	4,235,200

(1)	All shares purchased during the second quarter of 2006 were purchased in the open market.
(2)	The average price paid per share includes commission costs.
(3)

On February 10, 2006, the Board of Directors authorized the purchase of shares by the Company of up to 10,000,000 shares. As of June 30, 2006, there were 5,705,578 shares remaining under the authorization. We may make share purchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.

We did not have any unregistered sales of equity securities during the second quarter of 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 12, 2006. The results of the voting at the Annual Meeting are set forth below:

1.	The shareholders elected the following directors to hold office until the annual meeting in the year indicated:
		Term	Number of Shares
	Director	Expiring	For	Withhold
	Orin R. Smith Phillip W. Farmer H. Allen Franklin James V. Napier	2008 2009 2009 2009	88,381,277 89,425,122 89,315,378 88,791,106	4,070,042 3,026,197 3,135,941 3,660,213

2.	The shareholders approved the adoption of the 2006 Omnibus Long-term Incentive Plan:
Number of Shares
	For Against Abstain	74,879,147 5,172,833 896,049

3.	The shareholders ratified the appointment of the firm Deloitte & Touche LLP as the Company's independent registered public accountants for the fiscal year 2006:
Number of Shares
	For Against Abstain	91,155,414 744,498 551,407

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

Date       August 1, 2006

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer

