Form 10-Q
period 2006-09-30
VULCAN MATERIALS CO
filed 2006-10-31
CIK 103973

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2006
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

      Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer X	Accelerated filer	Non-accelerated filer

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2006 94,423,670

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2006 Contents

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

			3 4 5 6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
	Item 4.	Controls and Procedures	36
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	37
	Item 1A.	Risk Factors	38
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
	Item 6.	Exhibits	40
SIGNATURES			41

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company and Subsidiary Companies	(Amounts in thousands)
Consolidated Balance Sheets (Condensed and unaudited)	September 30 2006	December 31 2005	September 30 2005

Assets
Cash and cash equivalents
Medium-term investments
Accounts and notes receivable:
    Accounts and notes receivable, gross
    Less: Allowance for doubtful accounts
      Accounts and notes receivable, net
Inventories:
    Finished products
    Raw materials
    Products in process
    Operating supplies and other
      Inventories
Deferred income taxes
Prepaid expenses
      Total current assets
Investments and long-term receivables
Property, plant and equipment:
    Property, plant and equipment, cost
    Less: Reserve for depr., depl. & amort.
      Property, plant and equipment, net
Goodwill
Other assets
      Total assets

Liabilities and Shareholders' Equity
Current maturities of long-term debt
Short-term borrowings
Trade payables and accruals
Other current liabilities
      Total current liabilities
Long-term debt
Deferred income taxes
Other noncurrent liabilities
Other commitments and contingencies
   (Notes 13 & 20)
Shareholders' equity
      Total liabilities and shareholders' equity

$       68,651
--

483,356
       (4,572)
478,784

209,216
10,300
1,876
       16,705
238,097
18,735
       27,070
831,337
6,985

3,758,480
  (1,992,564)
1,765,916
625,076
      180,924
 $ 3,410,238

$        32,547
236,750
174,510
     131,074
574,881
322,267
297,191
302,801

   1,913,098
 $ 3,410,238

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
547,226
355,308
300,432
287,870

   2,163,885
 $ 3,654,721

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies
(Amounts and shares in thousands, except per share data)

Consolidated Statements of Earnings	Three Months Ended September 30		Nine Months Ended September 30
(Condensed and unaudited)	2006	2005	2006	2005

Net sales
Delivery revenues
Total revenues

Cost of goods sold
Delivery costs
Cost of revenues

Gross profit
Selling, administrative and general expenses
Other operating (income) expense, net
Operating earnings

Other income, net
Interest income
Interest expense
Earnings from continuing operations before
    income taxes
Provision for income taxes
Earnings from continuing operations
Discontinued operations (Note 3):
  (Loss) earnings from results of discontinued
     operations
  Minority interest in earnings of a
     consolidated subsidiary
  Income tax benefit (provision)
Earnings (loss) on discontinued operations, net of tax

	$ 848,296 81,025 929,321 575,008 81,025 656,033 273,288 67,854 (1,284) 206,718 4,810 914 7,713 204,729 63,421 141,308 (8,753) -- 3,510 (5,243)	$ 749,367 80,649 830,016 522,111 80,649 602,760 227,256 62,387 (37) 164,906 10,673 6,484 9,150 172,913 44,592 128,321 (8,444) -- 2,339 (6,105)	$ 2,298,349 227,822 2,526,171 1,603,662 227,822 1,831,484 694,687 198,076 (26,808) 523,419 27,659 5,034 19,689 536,423 173,972 362,451 (14,653) -- 5,876 (8,777)	$ 1,934,116 206,590 2,140,706 1,404,252 206,590 1,610,842 529,864 169,511 4,173 356,180 12,907 12,118 28,023 353,182 101,475 251,707 85,484 (11,232) (27,845) 46,407
Net earnings	$ 136,065	$ 122,216	$ 353,674	$ 298,114

Basic earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

Diluted earnings (loss) per share:
  Earnings from continuing operations
  Discontinued operations
  Net earnings per share

	$ 1.48 (0.06) $ 1.42 $ 1.45 (0.06) $ 1.39	$ 1.25 (0.06) $ 1.19 $ 1.23 (0.06) $ 1.17	$ 3.68 (0.09) $ 3.59 $ 3.60 (0.09) $ 3.51	$ 2.46 0.45 $ 2.91 $ 2.41 0.45 $ 2.86
Weighted-average common shares outstanding: Basic Assuming dilution	95,708 97,679	102,320 104,397	98,546 100,671	102,503 104,376
Cash dividends declared per share of common stock	$ 0.37	$ 0.29	$ 1.11	$ 0.87
Depreciation, depletion, accretion and amortization from continuing operations	$ 57,583	$ 55,759	$ 165,599	$ 162,944
Effective tax rate from continuing operations	31.0%	25.8%	32.4%	28.7%

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company and Subsidiary Companies	(Amounts in thousands)
Consolidated Statements of Cash Flows	Nine Months Ended September 30
(Condensed and unaudited)	2006	2005

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
        effects of business acquisitions and dispositions
     Other, net
        Net cash provided by operating activities

	$ 353,674 165,618 (3,672) (24,850) (1,112) (155,481) 29,688 (247) 363,618	$ 298,114 163,392 (4,219) -- (28,847) (199,154) 35,655 9,197 274,138

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
Change in investments and long-term receivables
Other, net
        Net cash provided by (used for) investing activities

	(299,147) 5,909 24,850 141,916 -- (20,498) -- 175,140 172 (13) 28,329	(151,210) 5,069 -- 209,327 (62,701) (93,314) (283,765) 270,255 620 -- (105,719)

Financing Activities
Net short-term borrowings
Payment of short-term debt and current maturities
Payment of long-term debt
Purchases of common stock
Dividends paid
Proceeds from exercise of stock options
Excess tax benefits from exercise of stock options
Other, net
        Net cash used for financing activities

	236,750 (240,470) -- (521,632) (109,109) 23,036 12,991 -- (598,434)	-- (1,291) (8,253) (123,125) (89,046) 35,394 -- 46 (186,275)
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(206,487) 275,138 $ 68,651	(17,856) 271,450 $ 253,594

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

Prior to January 1, 2006, we accounted for our share-based compensation awards under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Additionally, we complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (FAS 123) and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under the provisions of these pronouncements, compensation expense for our share-based compensation awards was determined as follows. Compensation expense for deferred stock unit awards was based on the market value of our underlying common stock on the date of grant and was recognized in net earnings ratably over the 10-year maximum vesting life. Compensation expense for performance share awards was recognized over the 3-year term of the award and was adjusted each period based on internal financial performance measures, changes in the market value of our common stock, and total shareholder return versus a preselected comparison group. Generally, no compensation expense was recognized in net earnings for our stock option awards, as all options granted had an exercise price equal to the market value of our underlying common stock on the date of grant. Expense recognized for stock options in periods prior to our adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" [FAS 123(R)], resulted from the accounting treatment required under the provisions of APB 25 for modifications to awards. These modifications were primarily for terminated Chemicals employees.

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

As a result of adopting FAS 123(R), for the three months ended September 30, 2006, we recognized a pretax charge related to stock options of approximately $1.7 million, resulting in a decrease to earnings from continuing operations and net earnings of approximately $1.0 million, or $0.01 per basic and diluted share. During the nine months ended September 30, 2006, we recognized a pretax charge related to stock options of approximately $7.5 million, resulting in a decrease to earnings from continuing operations and net earnings of approximately $4.5 million, or $0.05 per basic and diluted share.

We receive an income tax deduction for stock options equal to the excess of the market value of our common stock on the date of exercise over the stock option exercise price. Prior to the adoption of FAS 123(R), we presented the tax benefits from the exercise of stock options as a component of operating cash flows. FAS 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. The $12,991,000 in excess tax benefits classified as financing cash inflows for the nine months ended September 30, 2006 in the accompanying Condensed Consolidated Statements of Cash Flows relates to the exercise of stock options and would have been classified as operating cash inflows if we had not adopted FAS 123(R).

A summary of unrecognized compensation expense as of September 30, 2006 related to share-based awards granted under our long-term incentive plans is presented below (in thousands of dollars):

	Unrecognized Compensation Expense	Expected Weighted-average Recognition (Years)
Deferred stock units Performance shares Stock options	$ 6,290 4,863 11,870	2.9 0.8 1.3
Total/weighted-average	$ 23,023	1.6

During the three and nine months ended September 30, 2006, we recognized pretax compensation expense related to our share-based compensation awards of $4,021,000 and $16,570,000 and related income tax benefits of $1,579,000 and $6,506,000, respectively. If share-based compensation expense for the three and nine months ended September 30, 2005 had been determined and recorded based on the fair value method prescribed by FAS 123, which was superseded by FAS 123(R), our net earnings and net earnings per share would have been as follows (amounts in thousands, except per share data):

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005

Net earnings, as reported
Add: Total share-based employee compensation
  expense included in reported net earnings under   intrinsic value based methods for all awards,
  net of related tax effects (1)
Deduct: Total share-based employee compensation
  expense determined under fair value based
  methods for all awards, net of related tax effects (2)

	$ 122,216 8,725 (6,857)	$ 298,114 14,975 (14,308)
Pro forma net earnings	$ 124,084	$ 298,781
Earnings per share: Basic, as reported Basic, pro forma Diluted, as reported Diluted, pro forma	$ 1.19 $ 1.21 $ 1.17 $ 1.19	$ 2.91 $ 2.91 $ 2.86 $ 2.87

(1) Reflects compensation expense related to deferred stock units, stock option modifications and performance share awards.
(2) Reflects compensation expense related to deferred stock units, stock options and performance share awards.

DEFERRED STOCK UNITS
Deferred stock units were granted to executive officers and key employees from 2001 through 2005. These awards vest ratably in years 6 through 10 following the date of grant, accrue dividend equivalents starting one year after grant, carry no voting rights and become payable after the 10th year. A single deferred stock unit entitles the recipient to one share of common stock upon vesting. Vesting is accelerated upon retirement at age 62 or older, death, disability or change of control as defined in the award agreement. Non-vested units are forfeited upon termination of employment for any other reason.

The fair value of deferred stock units is estimated on the date of grant based on the market price of our stock on the grant date. Compensation cost is recognized in net earnings ratably over the 10-year maximum vesting life during which employees perform related services. For awards granted on or after January 1, 2006, expense recognition would be accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon reaching retirement age. The following table summarizes activity for our deferred stock units during the nine months ended September 30, 2006:

	Number of Shares	Weighted -average Grant Date Fair Value
Non-vested at beginning of period Granted Dividend equivalents accrued Vested Cancelled/forfeited	301,314 -- 4,664 (2,396) (1,712)	$ 40.44 -- $ 79.31 $ 43.79 $ 40.38
Non-vested at end of period	301,870	$ 41.01

The weighted-average grant date fair value of deferred stock units granted during the nine months ended September 30, 2005 was $57.69.

PERFORMANCE SHARES
Performance share awards were granted annually for three years beginning in 2003. Each performance share unit is equal to one share of our common stock, but carries no voting or dividend rights. The units ultimately paid for performance share awards may range from 0 to 200% of target. Fifty percent of the payment is based upon our 3-year-average Total Shareholder Return (TSR) performance relative to the 3-year-average TSR performance of a preselected comparison group of companies. The remaining 50% of the payment is based upon the achievement of established internal financial performance targets. These awards vest three years from the date of grant. Vesting is accelerated upon retirement at age 55 or older, death, disability, or change of control, as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Awards granted prior to 2005 are paid in an equal combination of cash and shares of our common stock. The cash portion of an award, if any, is based on the market value of our common stock on the measurement date. The performance shares granted in 2005 will be paid entirely in shares of our common stock.

The fair value of performance shares is estimated on the date of grant using a Monte Carlo simulation model. Compensation cost for awards that will be paid in shares is recognized in net earnings ratably over the 3-year maximum vesting life, is based on the awards that ultimately vest and is not adjusted for the actual target percentage achieved. Compensation cost for awards that will be paid in cash is recognized in net earnings over the 3-year maximum vesting life and is adjusted based upon changes in the fair market value of our common stock and changes in our relative TSR performance and internal financial performance targets. For awards granted on or after January 1, 2006, expense recognition would be accelerated to the retirement eligible date for individuals who would meet the requirements for immediate vesting of awards upon reaching retirement age. The following table summarizes the activity for our performance share units during the nine months ended September 30, 2006:

	Number of Shares (1)	Weighted -average Grant Date Fair Value
Non-vested at beginning of period Granted Vested Cancelled/forfeited	281,084 -- (93,334) (2,300)	$ 46.90 -- $37.05 $ 50.89
Non-vested at end of period	185,450	$ 51.81

(1) The number of common shares issued related to performance shares may range from 0 to 200% of the number of performance shares shown in the table above based on the achievement of established internal financial performance targets and our 3-year-average TSR performance relative to the
      3-year-average TSR performance of a pre-selected comparison group.

The weighted-average grant date fair value of performance shares granted during the nine months ended September 30, 2005 was $55.09.

During the nine months ended September 30, 2006, we made cash payments totaling $6,700,000, net of applicable tax withholdings, under our performance share plan.

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

	Nine Months Ended September 30
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

The following table summarizes our stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period Granted Exercised Forfeited or expired	7,510,066 176,170 (696,658) (27,610)	$ 46.38 $ 69.90 $ 34.04 $ 57.98
Outstanding at end of period	6,961,968	$ 48.15	5.60	$ 215,649
Vested and expected to vest	6,848,076	$ 48.12	5.57	$ 212,382
Exercisable at end of period	5,627,138	$ 48.19	5.20	$ 174,103

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on September 30, 2006. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options exercised during the nine months ended September 30, 2006 and 2005 were $32,421,000 and $35,489,000, respectively.

Cash received from stock option exercises during the nine months ended September 30, 2006 and 2005 was $23,036,000 and $35,394,000 respectively. The excess tax benefit realized from the tax deductions for stock option exercises totaled $12,991,000 and $13,805,000 for the nine months ended September 30, 2006 and 2005, respectively, and is reflected as a component of shareholders' equity in our Condensed Consolidated Balance Sheets.

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

In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214.0 million and assumed certain liabilities relating to the business as described below. Concurrent with the sale transaction, we acquired the 49% interest in the joint venture not owned by us for an initial cash payment of $62.7 million, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of $151.3 million were subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In September 2006, we received additional cash proceeds of $10.2 million related to adjustments for the actual working capital balance at the closing date. The purchaser also assumed certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate all releases of hazardous materials at or from the three plant facilities.

Basic Chemicals is required to make future payments under two separate earn-out agreements subject to certain conditions. The first earn-out agreement is based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and is capped at $150 million (ECU earn-out or ECU derivative). The ECU earn-out is accounted for as a derivative instrument; accordingly, it is reported at fair value. Changes to the fair value of the ECU derivative, if any, are recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, "Classification and Disclosure of Contingencies Relating to Discontinued Operations" (SAB Topic 5:Z:5). Future estimates of this derivative's fair value could vary materially from period to period. Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount will be shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is growth in 5CP sales volume.

The fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. However, SFAS No. 5, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt. Accordingly, no gain was recognized on the Chemicals sale and the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million.

The combined carrying amount of the ECU and 5CP earn-outs (reflected in accounts and notes receivable and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets) was $148.4 million at December 31, 2005, of which $105.7 million was classified as current. During 2006, we received payments of $127.9 million under the ECU earn-out and $3.9 million under the 5CP earn-out, and recognized gains related to changes in the fair value of the ECU earn-out of $27.7 million (reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2006). Additionally, the final resolution during 2006 of adjustments for working capital balances at the closing date resulted in an increase to the 5CP earn-out of $4.2 million. At September 30, 2006, the carrying amount of the ECU earn-out was $19.2 million (classified entirely as current) and the carrying amount of the 5CP earn-out was $29.2 million (of which $9.9 million was classified as current). Since changes in the fair value of the ECU earn-out are reported in continuing operations, any gain or loss on disposal of the Chemicals business will ultimately be recognized to the extent remaining cash receipts under the 5CP earn-out exceed or fall short of its $29.2 million carrying amount.

As a result of the sale of our Chemicals business, we incurred $23.7 million of pretax exit and disposal charges and transaction fees. These costs consist of a $7.8 million expense under SFAS No. 88, "Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; $10.4 million for employee severance expenses, primarily referable to outstanding share-based incentive awards; and $5.5 million for various transaction fees. As of September 30, 2006, we have recognized substantially all of the $23.7 million of pretax exit and disposal charges and transaction fees.

We are potentially liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Based on our evaluation of possible cash receipts from the earn-outs, the likely range for the contingent payment to certain key former Chemicals employees is between $0 and approximately $5 million. As of September 30, 2006, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded.

Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.

Net sales, total revenues and pretax (loss) earnings from discontinued operations, excluding minority interest, are as follows (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales Total revenues Pretax (loss) earnings	$ -- $ -- $ (8.8)	$ -- $ -- $ (8.4)	$ -- $ -- $ (14.7)	$ 339.7 $ 364.4 $ 85.5

Pretax losses from discontinued operations of $8.8 million and $14.7 million during the three and nine month periods ended September 30, 2006, respectively, reflect charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses. Included in these costs is a $7,250,000 contingency accrual recognized during the third quarter of 2006 related to a claim filed by the City of Modesto, California. See Note 20 for additional information regarding this claim.

4.   Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Weighted-average common shares outstanding Dilutive effect of: Stock options Other Weighted-average common shares outstanding, assuming dilution	95,708 1,510 461 97,679	102,320 1,600 477 104,397	98,546 1,691 434 100,671	102,503 1,420 453 104,376

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

The 2006 third quarter effective tax rate from continuing operations of 31.0% was down from the 33.3% effective tax rate for the six months ended June 30, 2006. This reduction primarily results from two discrete items recognized during the third quarter: a $2,223,000 decrease to the provision for uncertain tax positions and income tax provision-to-return adjustments for 2005 of $688,000.

The effective tax rate for the nine months ended September 30, 2006 was 32.4% as a result of these third quarter 2006 adjustments.

The 2005 third quarter effective tax rate from continuing operations of 25.8% was affected by the favorable settlement of federal refund claims of $3,165,000 in the third quarter of 2005 and a $6,943,000 reduction in estimated income tax liabilities for prior years. The third quarter 2005 adjustments, along with adjustments recorded in prior 2005 quarters, resulted in an effective tax rate of 28.7% for the nine months ended September 30, 2005.

6.   Medium-term Investments

We had no medium-term investments as of September 30, 2006. At the comparative periods presented below, our medium-term investments consist of highly liquid securities with a contractual maturity in excess of three months at the time of purchase. We classify our medium-term investments as either available-for-sale or held-to-maturity. Investments classified as available-for-sale consist of variable rate demand obligations and are reported at fair value, which is equal to cost. Investments classified as held-to-maturity consist of fixed rate debt securities and are reported at cost. The reported values of these investments by major security type are summarized below (in thousands of dollars):

	Sept. 30 2006	Dec. 31 2005	Sept. 30 2005
Bonds, notes and other securities: Variable rate demand obligations Other debt securities Total medium-term investments	$ -- -- $ --	$ 165,140 10,000 $ 175,140	$ 182,720 10,000 $ 192,720

While the contractual maturities for the variable rate demand obligations noted above are generally long term (longer than one year), these securities have certain economic characteristics of current (less than one year) investments because of their rate-setting mechanisms. Therefore, all our medium-term investments held at December 31, 2005 and September 30, 2005 are classified as current assets based on our investing practices and intent.

Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Proceeds Gross realized gains Gross realized losses	$ -- insignificant insignificant	$ 136,665 insignificant insignificant	$ 175,140 insignificant insignificant	$ 270,255 insignificant insignificant

There were no transfers from either the available-for-sale or held-to-maturity categories to the trading category during the nine months ended September 30, 2006 and 2005. There were no gross unrealized holding gains or losses related to medium-term investments classified as available-for-sale or held-to-maturity as of September 30, 2006 and 2005.

7.   Derivative Instruments

We may periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on natural gas or other commodity energy sources subject to our risk management policies.

In connection with the sale of our Chemicals business, we entered into an earn-out agreement that requires the purchaser, Basic Chemicals, to make future payments based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, not to exceed $150 million. We have not designated the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value, if any, are recognized in current earnings. Furthermore, pursuant to SAB Topic 5:Z:5, changes in fair value are recognized in continuing operations. During the three and nine month periods ended September 30, 2006, we recorded gains of $4,733,000 and $27,719,000, respectively. During the three and nine month periods ended September 30, 2005, we recorded net gains of $9,620,000 and $9,350,000, respectively. These gains are reflected in other income, net of other charges, in our accompanying Condensed Consolidated Statements of Earnings.

In November 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we paid the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and received a fixed rate of interest of 6.40% from the counterparty to the agreement. We designated this instrument as an effective fair value hedge in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Accordingly, the mark-to-market value of the hedge was reflected in our Condensed Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. The interest rate swap agreement terminated February 1, 2006, coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240,000,000. For the prior periods presented, December 31, 2005 and September 30, 2005, the estimated fair value of our interest rate swap agreement reflected projected payments of $465,000 and $409,000, respectively.

There was no impact to earnings due to hedge ineffectiveness during the nine months ended September 30, 2006 and 2005.

8.   Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. Total comprehensive income comprises the following (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net earnings Other comprehensive income: Fair value adjustments to cash flow hedges Total comprehensive income	$ 136,065 (20) $ 136,045	$ 122,216 -- $ 122,216	$ 353,674 (20) $ 353,654	$ 298,114 62 $ 298,176

9.   Shareholders' Equity

On February 10, 2006, the Board of Directors increased the existing authorization to purchase common stock to 10,000,000 shares. As of September 30, 2006, 3,466,639 shares remained under the purchase authorization. The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Shares purchased: Number Total cost (thousands) Average cost	2,238,939 $ 169,039 $ 75.50	795,800 $ 54,120 $ 68.01	6,746,261 $ 521,941 $ 77.37	2,008,438 $ 123,125 $ 61.30
	Sept. 30 2006	Dec. 31 2005	Sept. 30 2005
Shares in treasury at period end: Number Average cost	45,281,302 $ 28.69	39,378,985 $ 19.94	37,870,756 $ 17.96

The number of shares purchased in the three and nine months ended September 30, 2006 includes 25,845 and 76,567 shares, respectively, purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans. The remaining shares were purchased in the open market.

10.  Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

PENSION BENEFITS	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost: Service cost Interest cost Expected return on plan assets Amortization of prior service cost Recognized actuarial loss	$ 4,581 8,031 (10,993) 267 434	$ 4,888 7,384 (10,782) 521 351	$ 13,743 24,093 (32,979) 801 1,302	$ 15,482 22,964 (31,421) 1,690 969
Net periodic benefit cost	$ 2,320	$ 2,362	$ 6,960	$ 9,684

OTHER POSTRETIREMENT BENEFITS	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost: Service cost Interest cost Amortization of prior service cost Recognized actuarial loss	$ 904 1,190 (42) 119	$ 973 1,167 (37) 202	$ 2,712 3,570 (126) 357	$ 3,216 3,994 (130) 1,012
Net periodic benefit cost	$ 2,171	$ 2,305	$ 6,513	$ 8,092

During the third quarter of 2006, we recognized a settlement charge of $346,000 representing an acceleration of unrecognized losses due to lump-sum payments to certain retirees from our former Chemicals business.

We expect to contribute $1,433,000 to our unfunded, nonqualified pension plans in 2006. Additionally, we expect to pay $6,480,000 to cover our postretirement obligations in 2006. During the nine months ended September 30, 2006 and 2005, contributions of $1,112,000 and $28,847,000, respectively, were made to our pension plans.

11.  Short-term Borrowings and Long-term Debt

Short-term borrowings at September 30, 2006 consist of $236,750,000 of commercial paper having maturities ranging from 3 to 59 days and interest rates ranging from 5.27% to 5.45%. We plan to reissue most, if not all, of these notes when they mature. These short-term borrowings are used for general corporate purposes, including working capital requirements. Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $760,000,000 were available at September 30, 2006, of which $550,000,000 expires June 27, 2011, $200,000,000 expires September 14, 2007 and $10,000,000 expires January 30, 2007. None of the lines of credit were drawn as of September 30, 2006.

Long-term debt is set forth below (in thousands of dollars):

	Sept. 30 2006	Dec. 31 2005	Sept. 30 2005
6.40% 5-year notes issued 2001* 6.00% 10-year notes issued 1999 Private placement notes Medium-term notes Other notes	$ -- 250,000 81,554 21,000 2,260	$ 239,535 250,000 82,209 21,000 2,715	$ 239,591 250,000 82,441 23,000 2,396
Total debt excluding short-term borrowings Less current maturities of long-term debt	$ 354,814 32,547	$ 595,459 272,067	$ 597,428 242,120
Total long-term debt	$ 322,267	$ 323,392	$ 355,308
Estimated fair value of long-term debt	$ 334,047	$ 339,291	$ 376,011
*Includes a reduction in valuation for the fair value of interest rate swaps, as follows: December 31, 2005 - $465,000 and September 30, 2005 - $409,000.

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

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Balance at beginning of period Liabilities incurred Liabilities (settled) Accretion expense Revisions up Balance at end of period	$ 110,216 -- (5,183) 1,411 5,091 $ 111,535	$ 102,853 998 (3,614) 1,257 5,262 $ 106,756	$ 105,774 1,021 (12,671) 4,051 13,360 $ 111,535	$ 90,906 3,456 (8,705) 3,549 17,550 $ 106,756

13.  Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use our commercial banks to issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Substantially all of our standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of September 30, 2006 are summarized in the table below (in thousands of dollars):

Amount	Term	Maturity

Risk management requirement for insurance claims
Payment surety required by contract
Payment surety required by utilities
Contractual reclamation/restoration requirements
    Total standby letters of credit

$ 16,194 14,898 100 35,528 $ 66,720	One year -- One year One year	Renewable annually February 2007 Renewable annually Renewable annually

14.  Business Acquisitions

During the nine months ended September 30, 2006, we acquired the assets of the following businesses for cash payments of approximately $20,498,000, including acquisition costs and net of acquired cash:

-	an aggregates facility in North Carolina
-	an aggregates facility and asphalt plant in Indiana
-	an aggregates facility in Virginia

15.  Goodwill

The changes in the carrying amount of goodwill for the periods presented below are as follows (in thousands of dollars):

Goodwill as of September 30, 2005	$ 646,833
Goodwill of acquired businesses Purchase price allocation adjustments	(29,751) 1
Goodwill as of December 31, 2005	$ 617,083
Goodwill of acquired businesses* Purchase price allocation adjustments	13,687 (5,694)
Goodwill as of September 30, 2006	$ 625,076

*  The goodwill of acquired businesses for 2006 relates to the acquisitions listed in Note 14 above. We are currently evaluating the final purchase price allocation; therefore, the goodwill amount is subject to change. When finalized, the goodwill from the 2006 acquisitions is expected to be fully deductible for income tax purposes.

16.  New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006; we will adopt FIN 48 as of January 1, 2007. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on our results of operations, financial position and liquidity.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1). This FSP amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, "Audits of Airlines" (Airline Guide). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance activities and permits four alternative methods of accounting for such activities. This guidance principally affects our accounting for periodic overhauls on our ocean-going vessels. We apply the accrue-in-advance method as prescribed by the Airline Guide, which requires the accrual of estimated costs for the next scheduled overhaul over the period leading up to the overhaul. At that time, the actual cost of the overhaul is charged to the accrual, with any deficiency or excess charged or credited to expense. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method and is effective for fiscal years beginning after December 15, 2006. The FSP must be applied retrospectively to the beginning of the earliest period presented in the financial statements. We will adopt FSP AUG AIR-1 effective January 1, 2007 using the deferral method as prescribed by the Airline Guide. Under the deferral method, the actual cost of each overhaul is capitalized and amortized to the next overhaul. We are currently evaluating the impact of adopting FSP AUG AIR-1; however, we do not expect the adoption of this FSP to have a material affect on our results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under FAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007; we expect to adopt FAS 157 as of January 1, 2008.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Two approaches are commonly used to evaluate the materiality of misstatements or errors in financial statements: the rollover, also known as the current-period or income-statement approach, and the iron curtain, also known as the cumulative or balance-sheet approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current-period income statement. This approach could allow balance sheet items to grow each year by immaterial amounts, until the cumulative error becomes material. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period. This approach does not consider the income statement effects of correcting prior year misstatements in the current year to be errors. The reliance on only one of these approaches, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial-statement users. Accordingly, SAB 108 will require quantification of financial statement errors based on the effects of the error on each of a company's financial statements and the related financial statement disclosures. This model is commonly referred to as a dual approach because it essentially requires quantification of errors under both the iron-curtain and the roll-over approaches. From a transition perspective, SAB 108 permits companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006 by recording any necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material affect on our results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires an employer to recognize the overfunded or underfunded status of a postretirement benefit plan as an asset or liability in its statement of financial position, recognize changes in the funded status in the year in which the changes occur through comprehensive income, and measure plan assets and benefit obligations as of the date of its year-end statement of financial position. The funded status of a benefit plan is measured as the difference between the fair value of plan assets and the projected benefit obligation for pension plans or the accumulated postretirement benefit obligation for other postretirement benefit plans. Prior to the effective date of FAS 158, information about the overfunded or underfunded status of benefit plans was disclosed in the notes to the financial statements. Under FAS 158, an employer is required to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions" (FAS 87), or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). Prior to the effective date of FAS 158, the recognition of these gains or losses and prior service costs or credits was delayed, and such amounts were presented in the notes to the financial statements as a reconciling difference between the funded status of a benefit plan and the amount recognized in an employer's statement of financial position. Amounts recognized in accumulated other comprehensive income pursuant to FAS 158 will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of FAS 87 and FAS 106.

The FAS 158 requirement to recognize the funded status of a benefit plan in an employer's statement of financial position is effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We estimate that our December 31, 2006 adoption of the recognition provisions of FAS 158 will result in a decrease to our noncurrent prepaid pension cost asset of $26 million, an increase to our noncurrent accrued pension cost liability of $10 million, an increase to deferred tax assets of $16 million and a charge to the ending balance of accumulated other comprehensive income of $20 million, net of tax. These estimates are subject to certain economic risks and depend heavily on our assumptions regarding the discount rate for high-quality bonds and the expected return on plan assets, among other assumptions. Should the underlying economic conditions that influence these assumptions change, these estimates could be materially affected. The adoption of the recognition provisions of FAS 158 will have no impact on our results of operations or cash flows for the year ending December 31, 2006. We are currently evaluating the timing of our adoption of the measurement date provisions of FAS 158 and the estimated impact such adoption will have on our financial statements.

17.  Enterprise Data - Continuing Operations

Our Construction Materials business is organized in seven regional divisions that produce and sell aggregates and related products and services. All these divisions exhibit similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution and regulatory environments. Accordingly, they have been aggregated into one reporting segment for financial statement purposes. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other private nonresidential facilities. The majority of our activities are domestic, and assets outside the United States are not material. We sell a relatively small amount of construction aggregates outside the United States. Due to the sale of our Chemicals business as described in Note 3, we have one reportable segment, Construction Materials, which constitutes continuing operations.

Net sales by product are summarized below (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
NET SALES BY PRODUCT Aggregates Asphalt mix Concrete Other Total	$ 580.9 155.4 69.7 42.3 $ 848.3	$ 536.1 113.3 68.7 31.3 $ 749.4	$ 1,610.4 366.8 206.8 114.3 $ 2,298.3	$ 1,404.4 261.8 185.5 82.4 $ 1,934.1

18.  Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (in thousands of dollars):

	2006	2005
Cash payments: Interest (exclusive of amount capitalized) Income taxes	$ 19,678 172,126	$ 26,170 173,053

Noncash investing and financing activities:
  Accrued liabilities for purchases of property, plant
   and equipment
  Proceeds receivable from exercise of stock options
  Accrued liabilities for purchases of treasury stock
  Amounts referable to business acquisitions:
    Liabilities assumed

	16,540 676 310 --	9,608 -- -- 4,709
Noncash proceeds from the sale of the Chemicals business: Earn-outs (Note 3) Working capital adjustments	-- --	128,167 14,213

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

20.  Other Commitments and Contingencies

We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K, which we believe are material to the development of such proceedings, are described below.

In November 1998, we were named one of several defendants in a claim filed by the City of Modesto in state court in San Francisco, California. The plaintiff sought to recover costs to investigate and cleanup low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was sold in June 2005. The defendants named included other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case began during the first quarter of 2006. On June 9, 2006, the jury returned a joint and several verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million. On June 13, 2006, the jury returned separate punitive damages awards against three defendants, including $100 million against Vulcan. The compensatory damages constitute the costs to filter two wells and certain past investigation costs. On August 1, 2006, the trial judge entered an order reducing the punitive damage verdict against Vulcan to $7.25 million and upholding the jury's findings on compensatory damages. Although the compensatory damages verdict was upheld by the court, we believe our share of the compensatory damages after setoffs from other settlements will not be material to our consolidated financial statements, and that the low end of the range of such loss is $0. Accordingly, we have not accrued any amounts related to the compensatory damages verdict. We continue to believe the punitive damages verdict is contrary to the evidence presented at trial and have filed a notice of appeal of the judge's rulings and are continuing to review potential legal remedies. While it is not possible to predict with certainty the ultimate outcome of this litigation, pursuant to SFAS No. 5, "Accounting for Contingencies," we have recorded a contingent liability related to the punitive damages claim of $7.25 million as of September 30, 2006. In this same lawsuit, the Plaintiff seeks a second trial for soil and groundwater contamination at other locations in Modesto that were not part of the first trial, and the timing of the second trial has not been set by the court. No municipal water wells are part of the second trial. At this time, we cannot determine the likelihood or reasonably estimate a range of loss resulting from the remaining phases of the trial.

From 1988 to 1994, we produced and marketed industrial sand. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of October 3, 2006, the number of suits totaled 131, involving an aggregate of 691 plaintiffs, which giving effect to additional suits filed and dismissals or withdrawals of suits previously filed represents a decrease in the number of suits and a decrease in the number of plaintiffs during the quarter. Of the pending suits, a total of 88, with 594 plaintiffs, have been filed in Texas and Mississippi state courts. The balance of the suits have been brought by plaintiffs in state courts in Alabama, California, Florida and Louisiana. We are seeking dismissal of all suits on the ground the plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs without any settlement payments to the dismissed plaintiffs.

We have been named a defendant in 22 lawsuits consolidated in Civil District Court, Orleans Parish, Louisiana. The lawsuits seek class action certification and claims damages for injuries allegedly resulting from a leaking chlorine tank car from our former Chemicals business. The New Orleans Fire Department evacuated approximately 50-75 people from their homes. Plaintiffs' counsel alleges to represent more than 15,000 people in these cases. A hearing regarding the certification of the matter as a class action was held in the second quarter of 2005. In February 2006, the court issued an order denying the class. It is unclear at the present time how many, if any, plaintiffs may file individual claims. Unless there are material developments with respect to this matter, we do not intend to report on this proceeding in future filings.

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings disclosed in our most recent Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Nevertheless, other than the $7.25 million loss contingency recorded during the third quarter of 2006 related to the litigation with the City of Modesto (see discussion above), we do not believe the developments described above materially affect our overall assessment of loss contingencies related to pending claims or litigation that existed as of December 31, 2005.

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

Forward-looking Statements

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause our actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount of any future payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

RESULTS OF OPERATIONS

In the discussion that follows, discontinued operations are discussed separately. Continuing operations consist solely of Construction Materials. The comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.

Third Quarter 2006 as Compared with Third Quarter 2005

Our third quarter net sales, operating earnings and earnings per diluted share from continuing operations were at record levels. Net sales increased 13% while operating earnings and earnings per diluted share from continuing operations increased 25% and 18%, respectively, compared to the third quarter last year. Earnings from continuing operations were $1.45 per diluted share, compared to $1.23 per diluted share in the prior year. The effective tax rate from continuing operations increased to 31.0% from 25.8% in the prior year due to income tax adjustments that were $0.07 per diluted share less favorable.

Earnings per share for the current quarter include $0.03 due to an increase in the carrying value of the ECU earn-out received as part of the sale of the Chemicals business, compared to $0.06 recorded in the third quarter of 2005. Third quarter net earnings were $1.39 per diluted share and include a $0.06 per diluted share loss from discontinued operations.

During the third quarter of 2006, we purchased 2,238,939 shares of our common stock at a total cost of approximately $169.0 million, representing an average cost of $75.50 per share. Additionally, during the third quarter of 2006, we received net cash proceeds of $138.0 million as part of the 2005 sale of our Chemicals business.

Continuing Operations:

Third quarter net sales increased $98.9 million to $848.3 million, with higher sales in each of our major end markets. The increase in sales occurred despite slower residential construction activity in many markets and some temporary deferrals of highway projects resulting from escalating liquid asphalt costs that sharply exceeded estimates for these projects. The average price for aggregates in the third quarter increased 15% from the prior year's third quarter.

Gross profit increased 20% as price increases more than offset the effects of lower volumes and higher costs for liquid asphalt, cement, diesel fuel and electricity. As a percent of net sales, gross profit improved to 32% from the prior year's level of 30%. As stated above, operating earnings increased 25% from the prior year to $206.7 million. Higher pricing for aggregates drove operating earnings and margins higher than last year on 6.6% lower shipments. In California, our largest state by revenue, gross profit increased over 40%. Earnings growth in California more than offset the effects of lower aggregates volumes due in part to wet weather conditions in the second half of the quarter in Virginia, North Carolina and Illinois. Earnings and margins from asphalt and concrete product lines improved as price increases more than offset lower volumes and the effects of higher costs for liquid asphalt, cement and internally transferred aggregates.

Selling, administrative and general expenses of $67.9 million increased $5.5 million, or 9%, from the prior year's third quarter due mostly to higher spending for professional fees and outside services.

Other income, net decreased $5.9 million from the prior year's third quarter due primarily to a smaller increase in the carrying value of the ECU earn-out. The third quarter 2006 increase in the value of the earn-out was $4.7 million, or $0.03 per diluted share. This earn-out agreement is accounted for as a derivative instrument, with any adjustments to the carrying value recorded as other income or charges from continuing operations. We received the first ECU earn-out payment of $127.9 million during the third quarter. This earn-out runs for four additional years with total cash receipts capped at $150 million. For additional information regarding the ECU earn-out, see Notes 3 and 7 to the condensed consolidated financial statements.

Net interest expense of $6.8 million increased $4.1 million from the third quarter of 2005. Interest income decreased $5.6 million due to a reduction in average short-term investments. Interest expense decreased $1.5 million due to the February 1, 2006 retirement of $240.0 million of 6.40% five-year notes issued in 2001, partially offset by increased commercial paper borrowings.

Our effective tax rate from continuing operations was 31.0% for the third quarter of 2006 compared to 25.8% in the prior year's same period. Last year's favorable tax rate was a result of a reduction in estimated income tax liabilities for prior years and a favorable settlement of federal income tax refund claims representing approximately $0.10 per diluted share. Favorable tax adjustments in 2006 totaled $0.03 per diluted share.

Discontinued Operations:

We reported a pretax loss from discontinued operations of $8.8 million during the third quarter of 2006. This loss primarily reflects charges related to general and product liability costs associated with our former Chemicals businesses, including a $7.25 million contingency accrual related to a claim filed by the City of Modesto, California (see Note 20 to the condensed consolidated financial statements). The prior year's third quarter pretax loss from discontinued operations of $8.4 million reflects exit and disposal costs and other transitional costs related to the June 7, 2005 sale.

Year-to-Date Comparisons as of September 30, 2006 and September 30, 2005

Net earnings were $353.7 million, or $3.51 per diluted share, for the first nine months of 2006 compared to $298.1 million, or $2.86 per diluted share, in the prior year. Earnings from continuing operations were $3.60 per diluted share, an increase of 49% compared to the prior year. Current year earnings from continuing operations include $0.15 per diluted share attributable to the second quarter sale of contractual rights to mine the Bellwood Quarry in Atlanta, Georgia and $0.17 per diluted share attributable to an increase in the carrying value of the ECU earn-out. Discontinued operations (Chemicals) reported a loss of $0.09 per diluted share for the first nine months of 2006 compared with earnings of $0.45 per diluted share in 2005.

Year-to-date September 30, 2006, we purchased 6,746,261 shares of our common stock at a total cost of $521.9 million, representing an average price of $77.37 per share. Additionally, year-to-date, we received net cash proceeds of $141.9 million as part of the 2005 sale of our Chemicals business.

Continuing Operations:

Net sales of $2.3 billion for the first nine months of 2006 increased 19% from the comparable 2005 total of $1.9 billion. This increase resulted from improved pricing in all major product lines. The average price for aggregates increased 14% from the prior year's first nine months. Total aggregates shipments were essentially flat compared to the first nine months of 2005 with lower comparative volumes in the second and third quarters resulting from less residential construction activity, and the effect of wet weather in certain key markets during the third quarter of 2006.

Gross profit increased 31% from the first nine months of 2005 as price increases more than offset the effects of higher costs for key raw materials and higher energy-related costs such as diesel and electrical power. As a percent of net sales, gross profit improved to 30% from the 27% realized in the first nine months of 2005. Operating earnings of $523.4 million reflected an increase of $167.2 million, or 47% as compared to the first nine months of 2005. Earnings from asphalt and concrete product lines improved as price increases more than offset higher costs for key raw materials. The cost per gallon of diesel fuel increased 22% from the prior year, reducing operating earnings by approximately $17.9 million.

Selling, administrative and general expenses of $198.1 million increased $28.6 million from the first nine months of 2005 due primarily to higher provisions for incentive compensation, including the effect of expensing stock options, and increased professional fees. Effective January 1, 2006, we adopted FAS 123(R), "Share-Based Payment" which requires the expensing of stock options. Adoption of this standard resulted in a pretax charge of approximately $7.5 million related to stock options, resulting in a decrease to earnings from continuing operations and net earnings of approximately $4.5 million, or $0.05 per diluted share in the first nine months of 2006. Additional disclosures regarding the adoption of FAS 123(R) are presented in Note 2 to the condensed consolidated financial statements.

Other operating income improved $31.0 million compared to the first nine months of 2005 due principally to the $24.8 million pretax gain referable to the second quarter 2006 sale of contractual rights at the Bellwood Quarry.

Other income, net increased $14.8 million from the first nine months of 2005 due primarily to the ECU earn-out. We recognized a $27.7 million gain related to the ECU earn-out in the first nine months of 2006 compared to a $9.4 million gain in the first nine months of 2005. As previously noted, this earn-out agreement is accounted for as a derivative instrument, with any gains or losses recorded as other income or charges in continuing operations. For additional information regarding the ECU earn-out, see Notes 3 and 7 to the condensed consolidated financial statements.

Net interest expense of $14.7 million declined $1.2 million from the first nine months of 2005. Interest income decreased $7.1 million due to a reduction in average short-term investments. Interest expense decreased $8.3 million due to the February 1, 2006 retirement of $240.0 million of 6.40% five-year notes issued in 2001, partially offset by increased commercial paper borrowings.

The effective tax rate from continuing operations was 32.4% for the nine months ended September 30, 2006, up from the 28.7% rate during the same period of 2005. This increase principally reflects the beneficial impact during the third quarter of 2005 of a nonrecurring favorable settlement of federal refund claims and a reduction in estimated tax liabilities for prior years.

Discontinued Operations:

For the first nine months of 2006, we recognized a pretax loss from discontinued operations of $14.7 million. This loss primarily reflects charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses, including a $7.25 million contingency accrual related to a claim filed by the City of Modesto, California (see Note 20 to the condensed consolidated financial statements). Comparatively, for the first nine months of 2005, we recognized pretax earnings from discontinued operations of $85.5 million reflecting approximately five months of operations prior to closing the sale.

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

Cash Flows

Net cash provided by operating activities increased $89.5 million to $363.6 million during the nine months ended September 30, 2006 as compared to $274.1 million during the same period in 2005. This increase resulted primarily from higher net earnings of $55.6 million and a decrease in contributions to pension plans of $27.7 million. Increases in customer accounts receivable and inventory reduced operating cash flows during 2006 and 2005, but were partially offset by increases in trade payables and accruals. Cash provided by operating activities during 2005 includes $13.8 million referable to tax benefits from the exercise of stock options. During 2006, such tax benefits are classified as financing activities pursuant to FAS 123(R). Additional disclosures regarding the adoption of FAS 123(R) are presented in Note 2 to the condensed consolidated financial statements.

Investing activities provided cash flows of $28.3 million during the nine months ended September 30, 2006 as compared to $105.7 million used during the same period in 2005. The $134.0 million change in investing cash flows is principally due to net activity in our medium-term investment program, which contributed $188.7 million to the overall change, a decrease in business acquisitions of $72.8 million, and $24.9 million in net proceeds from the sale of contractual rights, partially offset by an increase of $147.9 million used for purchases of property, plant and equipment primarily related to production capacity and efficiency improvements. During 2006, proceeds from the sale of our Chemicals business of $141.9 million include payments received under the ECU and 5CP earn-outs as well as amounts received in connection with working capital adjustments.

Net cash used for financing activities increased to $598.4 million during the nine months ended September 30, 2006 as compared to $186.3 million used during the same period in 2005. Cash used to purchase our common stock increased $398.5 million, cash payments to retire debt obligations increased $230.9 million, and dividends paid increased $20.1 million. These increases in cash used for financing activities were reduced by net short-term borrowings of $236.8 million during 2006.

Working Capital

Working capital, the excess of current assets over current liabilities, totaled $256.5 million at September 30, 2006, a decrease of $329.3 million from December 31, 2005 and a decrease of $428.1 million from September 30, 2005. The decrease in working capital over these periods primarily results from our use of cash to purchase our common stock. During the nine month period ended September 30, 2006, combined cash and medium-term investment balances decreased $381.6 million, while cash of $521.6 million was used to purchase our common stock. During the twelve month period ended September 30, 2006, combined cash and medium-term investment balances decreased $377.7 million, while cash of $627.0 million was used to purchase our common stock. Increases in inventory and customer accounts receivable, primarily resulting from higher net sales, partially offset the decreases to working capital over the nine and twelve month periods resulting from our common stock purchases.

Short-term Borrowings and Investments

Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	Sept. 30 2006	Dec. 31 2005	Sept. 30 2005
Short-term investments: Cash equivalents Medium-term investments Total short-term investments	$ 54,699 -- $ 54,699	$ 273,315 175,140 $ 448,455	$ 246,431 192,720 $ 439,151
Short-term borrowings: Commercial paper Total short-term borrowings	$ 236,750 $ 236,750	$ -- $ --	$ -- $ --
Net short-term (borrowings)/investments	$ (182,051)	$ 448,455	$ 439,151

Short-term borrowings outstanding as of September 30, 2006 of $236.8 million consisted solely of commercial paper having maturities ranging from 3 to 59 days and interest rates ranging from 5.27% to 5.45%. We plan to reissue most, if not all, of these notes when they mature. There were no short-term borrowings outstanding as of December 31, 2005 and September 30, 2005. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.

Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $760.0 million were available at September 30, 2006, of which $550.0 million expires June 27, 2011, $200.0 million expires September 14, 2007 and $10.0 million expires January 30, 2007. None of the lines of credit were drawn as of September 30, 2006.

Current Maturities of Long-term Debt

Current maturities of long-term debt are summarized below (in thousands of dollars):

	Sept. 30 2006	Dec. 31 2005	Sept. 30 2005
6.40% 5-year notes issued 2001* Private placement notes Medium-term notes Other notes Total	$ -- 32,000 -- 547 $ 32,547	$ 239,535 32,000 -- 532 $ 272,067	$ 239,591 -- 2,000 529 $ 242,120
*Includes a decrease in valuation for the fair value of the short-term interest rate swaps, as follows: December 31, 2005 - $465 thousand and September 30, 2005 - $409 thousand.

On February 1, 2006, we retired the 6.40% 5-year notes issued 2001 in the principal amount of $240.0 million (listed above net of the decreases for the interest rate swap). Maturity dates for our current maturities as of September 30, 2006 are as follows: December 15, 2006 - $32.0 million; and various dates for the remaining $0.5 million. We expect to retire this debt using available cash or by issuing commercial paper.

Long-term Obligations

Long-term obligations and measures are summarized below (amounts in thousands, except percentages):

	Sept. 30 2006	Dec. 31 2005	Sept. 30 2005
Long-term obligations: Long-term debt Total long-term obligations	$ 322,267 $ 322,267	$ 323,392 $ 323,392	$ 355,308 $ 355,308
Long-term capital: Long-term debt Deferred income taxes All other noncurrent liabilities Shareholders' equity Total long-term capital	$ 322,267 297,191 302,801 1,913,098 $ 2,835,357	$ 323,392 275,065 284,872 2,126,541 $ 3,009,870	$ 355,308 300,432 287,870 2,163,885 $ 3,107,495
Long-term obligations as a percent of: Long-term capital Shareholders' equity	11.4% 16.8%	10.7% 15.2%	11.4% 16.4%

The calculations of our ratio of total debt to total capital are summarized below (amounts in thousands, except percentages):
	Sept. 30 2006	Dec. 31 2005	Sept. 30 2005
Debt: Current maturities of long-term debt Short-term borrowings Long-term debt Total debt	$ 32,547 236,750 322,267 $ 591,564	$ 272,067 -- 323,392 $ 595,459	$ 242,120 -- 355,308 $ 597,428
Capital: Total debt Shareholders' equity Total capital	$ 591,564 1,913,098 $ 2,504,662	$ 595,459 2,126,541 $ 2,722,000	$ 597,428 2,163,885 $ 2,761,313
Ratio of total debt to total capital	23.6%	21.9%	21.6%

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

Cash Contractual Obligations

Our obligation to make future payments under contracts are outlined in our most recent Annual Report on Form 10-K. In addition, during the first quarter of 2006, we entered into contractual agreements for the purchase and conversion of a Panamax-class, bulk cargo vessel. The vessel will be converted to a self-unloading ship with completion expected by mid-2007. Once converted, the vessel will be used along with our two existing self-unloading ships to transport aggregates from our Sac Tun Quarry on Mexico's Yucatan Peninsula to markets along the U.S. coast of the Gulf of Mexico. As of September 30, 2006, our obligations to make future payments under the contracts for this capital purchase are approximately $9.0 million for the remainder of 2006 and $10.1 million in 2007.

Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use our commercial banks to issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Substantially all of our standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of September 30, 2006 are summarized in the table below (in thousands of dollars):

Amount	Term	Maturity

Risk management requirement for insurance claims
Payment surety required by contract
Payment surety required by utilities
Contractual reclamation/restoration requirements
    Total standby letters of credit

$ 16,194 14,898 100 35,528 $ 66,720	One year -- One year One year	Renewable annually February 2007 Renewable annually Renewable annually

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

We are exposed to risk related to the ultimate proceeds to be received from the sale of our Chemicals business. As described in Note 3 to the condensed consolidated financial statements, in addition to the initial proceeds, we are entitled to receive annual cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. This ECU earn-out is capped at $150.0 million and is accounted for as a derivative instrument. Accordingly, it is reported at fair value and changes, if any, to the fair value of the ECU derivative are recorded in current earnings from continuing operations. Future estimates of this derivative's fair value could vary materially from period to period. The determination of the fair value of the ECU derivative is discussed in greater detail in our most recent Annual Report on Form 10-K. Proceeds under the second earn-out are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the June 7, 2005 sale through 2012. Although we expect the total proceeds received in connection with the sale of our Chemicals business, including contingent proceeds under the two earn-outs, to exceed the carrying amount of the net assets sold, no gain on the sale was recognized since SFAS No. 5, "Accounting for Contingencies," precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. The combined carrying amount of these earn-outs (reflected in accounts and notes receivable and noncurrent other assets in the accompanying Condensed Consolidated Balance Sheets) were as follows: September 30, 2006 - $48.5 million, December 31, 2005 - $148.4 million and September 30, 2005 - $137.5 million. The $99.9 million decrease in the combined carrying amount from December 31, 2005 is due primarily to cash receipts in 2006 totaling $131.7 million under the 5CP and ECU earn-outs, partially offset by a gain of $27.7 million on the ECU earn-out (reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2006).

We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. In November 2003, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $50.0 million. Under this agreement, we paid a variable London Interbank Offered Rate (LIBOR) plus a fixed spread and received a fixed rate of interest of 6.40% from the counterparty. The interest rate swap agreement terminated February 1, 2006, coinciding with the maturity of our 6.40% five-year notes issued in 2001 in the amount of $240.0 million. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. For the prior periods presented, the estimated fair values of this agreement were as follows: December 31, 2005 - $0.5 million unfavorable and September 30, 2005 - $0.4 million unfavorable.

We do not enter into derivative financial instruments for speculative or trading purposes.

At September 30, 2006, the estimated fair market value of our long-term debt instruments including current maturities was $375.6 million as compared to our book value of $354.8 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of our liability by approximately $9.0 million.

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

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the third quarter of 2006, there was no change in our internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, and in Notes 19 and 20 to the condensed consolidated financial statements of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, respectively. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

In November 1998, we were named one of several defendants in a claim filed by the City of Modesto in state court in San Francisco, California. The plaintiff sought to recover costs to investigate and cleanup low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was sold in June 2005. The defendants named included other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case began during the first quarter of 2006. On June 9, 2006, the jury returned a joint and several verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million. On June 13, 2006, the jury returned separate punitive damages awards against three defendants, including $100 million against Vulcan. The compensatory damages constitute the costs to filter two wells and certain past investigation costs. On August 1, 2006, the trial judge entered an order reducing the punitive damage verdict against Vulcan to $7.25 million and upholding the jury's findings on compensatory damages. Although the compensatory damages verdict was upheld by the court, we believe our share of the compensatory damages after setoffs from other settlements will not be material to our consolidated financial statements, and that the low end of the range of such loss is $0. Accordingly, we have not accrued any amounts related to the compensatory damages verdict. We continue to believe the punitive damages verdict is contrary to the evidence presented at trial and have filed a notice of appeal of the judge's rulings and are continuing to review potential legal remedies. While it is not possible to predict with certainty the ultimate outcome of this litigation, pursuant to SFAS No. 5, "Accounting for Contingencies," we have recorded a contingent liability related to the punitive damages claim of $7.25 million as of September 30, 2006. In this same lawsuit, the Plaintiff seeks a second trial for soil and groundwater contamination at other locations in Modesto that were not part of the first trial, and the timing of the second trial has not been set by the court. No municipal water wells are part of the second trial. At this time, we cannot determine the likelihood or reasonably estimate a range of loss resulting from the remaining phases of the trial.

From 1988 to 1994, we produced and marketed industrial sand. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of October 3, 2006, the number of suits totaled 131, involving an aggregate of 691 plaintiffs, which giving effect to additional suits filed and dismissals or withdrawals of suits previously filed represents a decrease in the number of suits and a decrease in the number of plaintiffs during the quarter. Of the pending suits, a total of 88, with 594 plaintiffs, have been filed in Texas and Mississippi state courts. The balance of the suits have been brought by plaintiffs in state courts in Alabama, California, Florida and Louisiana. We are seeking dismissal of all suits on the ground the plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs without any settlement payments to the dismissed plaintiffs.

We have been named a defendant in 22 lawsuits consolidated in Civil District Court, Orleans Parish, Louisiana. The lawsuits seek class action certification and claims damages for injuries allegedly resulting from a leaking chlorine tank car from our former Chemicals business. The New Orleans Fire Department evacuated approximately 50-75 people from their homes. Plaintiffs' counsel alleges to represent more than 15,000 people in these cases. A hearing regarding the certification of the matter as a class action was held in the second quarter of 2005. In February 2006, the court issued an order denying the class. It is unclear at the present time how many, if any, plaintiffs may file individual claims. Unless there are material developments with respect to this matter, we do not intend to report on this proceeding in future filings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table presents a summary of share purchases we made during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 - 31, 2006	166,600	$ 77.55	166,600	5,538,978
Aug. 1 - 31, 2006	1,463,114	$ 74.76	1,463,114	4,075,864
Sept. 1 - 30, 2006	609,225	$ 76.72	609,225	3,466,639
Total	2,238,939	$ 75.50	2,238,939

(1)

The number of shares purchased during the third quarter of 2006 includes 2,213,094 shares purchased in the open market and 25,845 shares purchased directly from employees to satisfy income tax withholding requirements on shares issued under incentive compensation plans.

(2)	The average price paid per share includes commission costs.
(3)

On February 10, 2006, the Board of Directors authorized the purchase by the Company of up to 10,000,000 shares. As of September 30, 2006, there were 3,466,639 shares remaining under the authorization. We may make share purchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.

We did not have any unregistered sales of equity securities during the third quarter of 2006.

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

Date       October 31, 2006

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer

