Form 10-K
period 2006-12-31
VULCAN MATERIALS CO
filed 2007-02-26
CIK 103973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑ .
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting stock held by non-affiliates as of June 30, 2006:	$7,468,430,143

Number of shares of common stock, $1.00 par value, outstanding as of February 16, 2007:	95,011,123
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant’s 2006 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

(2)	Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 11, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2006

PART I
Item 1. Business
     Vulcan Materials Company, a New Jersey corporation incorporated in 1956 (“the Company,” “Vulcan,” “we” or “our”), is the nation’s largest producer of construction aggregates and a major producer of asphalt mix and concrete.
     Our business consists of the production, distribution and sale of construction aggregates and other construction materials and related services. Construction aggregates include crushed stone, sand and gravel, rock asphalt and recrushed asphalt and concrete. Aggregates are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphaltic and portland cement concrete mixes. Aggregates also are widely used as railroad track ballast. Construction aggregates constituted approximately 70% of the dollar volume of our 2006 net sales, as compared to 72% in 2005 and 73% in 2004. The remaining sales in our business result primarily from other products and services including asphalt mix and related products, concrete, trucking services, and water transportation services.
     Each type of aggregate is sold in competition with producers of other types of aggregates, as well as the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition generally is limited to areas in proximity to production facilities. Noteworthy exceptions are areas where there are no economically viable deposits of aggregates. These areas include sections of the Mississippi, Tennessee-Tombigbee and James River systems, and the Gulf Coast and South Atlantic Coast, which are served from remote quarries by barge, oceangoing vessels or railroad. During 2006, we served markets in 21 states, the District of Columbia and Mexico with a full line of aggregates, and 5 additional states with railroad ballast. Shipments of all construction aggregates totaled approximately 255 million tons in 2006.
     In 2006, we spent approximately $20.5 million on acquisitions. These acquisitions included an aggregates production facility and asphalt mix plant in Indiana, an aggregates production facility in North Carolina, and an aggregates production facility in Virginia.
     At the end of 2006, we operated 221 aggregates production facilities, including recrushed asphalt and concrete plants, located in 17 states and Mexico. These aggregates facilities included 166 crushed stone plants, 37 sand and gravel plants and 18 plants producing other aggregates (principally recycled concrete). Reserves largely determine the ongoing viability of an aggregates business. For a discussion of our estimated proven and probable aggregates reserves as of the end of 2006, see Item 2 “Properties” on page 7. We believe that our reserves of aggregates, the key raw material of our business, are sufficient for predicted production levels for the foreseeable future. We do not anticipate any material difficulties in the availability of raw materials in the near future.
     In addition to our aggregates production facilities, we operated 66 truck, rail and water distribution yards, located in select market areas, for the sale of aggregates products. Our other facilities included 46 asphalt mix plants; 22 concrete plants; and another 17 operations related to service and repair, landfill and transportation operations.
     The key end-use customers for our aggregates products include heavy construction and paving contractors; commercial building contractors; concrete products manufacturers; residential building contractors; state, county and municipal governments; railroads; and electric utilities. We serve our customers by truck, rail and water distribution networks.
     Zoning and permitting regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries or to develop new quarries in some markets. Although we cannot predict what governmental policies will be adopted in the future that affect the construction materials industry, we believe that future zoning and permitting costs will not have a materially adverse effect on our business. However, future land use restrictions in some markets could make zoning and permitting more difficult. Any such restrictions, while potentially curtailing expansion in certain areas, could also enhance the value of our reserves at existing locations.

     We strive to maintain a sufficient level of aggregates inventory to meet delivery requirements of our customers. We generally provide our customers with 30-day payment terms, similar to those customary for the construction aggregates industry.
Agreement to Acquire Florida Rock Industries, Inc.
     On February 19, 2007, we signed a definitive agreement to acquire 100% of the stock of Florida Rock Industries, Inc. (Florida Rock), a leading producer of construction aggregates, cement, concrete and concrete products in the Southeast and Mid-Atlantic states, in exchange for cash and stock valued at approximately $4.6 billion based on the February 16, 2007 closing price of Vulcan common stock. Under the terms of the agreement, Vulcan shareholders will receive one share of common stock in a new holding company (whose subsidiaries will be Vulcan and Florida Rock) for each Vulcan share. Florida Rock shareholders can elect to receive either 0.63 shares of the new holding company or $67.00 in cash for each Florida Rock share, subject to proration to ensure that in the aggregate 70% of Florida Rock shares will be converted into cash and 30% of Florida Rock shares will be converted into stock. We intend to finance the transaction with approximately $3.2 billion in debt and approximately $1.4 billion in stock based on the February 16, 2007 closing price of Vulcan common stock. We have received a firm commitment from Goldman, Sachs & Co. to provide bridge financing for the transaction. The transaction is intended to be non-taxable for Vulcan shareholders and non-taxable for Florida Rock shareholders to the extent they receive stock. The acquisition has been unanimously approved by the Boards of Directors of each company and is subject to approval by a majority of Florida Rock shareholders, regulatory approvals and customary closing conditions. The transaction is expected to close in mid-year 2007.
Divestiture of Chemicals Business
     On June 7, 2005, we sold our Chemicals business, known as Vulcan Chemicals, to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The sale of assets included our chloralkali facilities in Wichita, Kansas; Geismar, Louisiana and Port Edwards, Wisconsin; and the facilities of our Chloralkali joint venture located in Geismar.
Financial Results
     Net sales, total revenues, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term obligations and cash dividends declared per common share for the five years ended December 31, 2006, are reported under Item 6, “Selected Financial Data.”
Competition and Customers
     All of our products are marketed under highly competitive conditions, including competition in price, service and product performance. In most of the markets we serve, there are a substantial number of competitors.
     We are the largest construction aggregates producer in the United States. We estimate that the 10 largest aggregates producers in the nation supply approximately one-third of the total national market, resulting in highly fragmented markets in some areas. Therefore, depending on the market, we may compete with a number of large regional and small local producers. Since construction aggregates are expensive to transport relative to their value, an important competitive factor in the construction aggregates business is the transportation cost necessary to deliver product to the location where it is used. We focus on serving metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. We have facilities located on waterways and rail lines which substantially increase our geographic market reach through the availability of rail and water transportation. We sell a relatively small amount of construction aggregates outside of the United States. Non-domestic net sales were $20,595,000 in 2006, $13,490,000 in 2005, and $7,580,000 in 2004. Long-lived assets outside the United States are reported in Note 15 to the Consolidated Financial Statements on page 68 of our 2006 Annual Report to Shareholders and is hereby incorporated by reference.
     No material part of our business is dependent upon one or a few customers, the loss of which would have a material adverse effect on our business. In 2006, our top five customers accounted for less than 10% of our total sales, and no single customer accounted for more than 3% of our total sales. Our products are sold principally to private industry. Although historically over 40% of our sales have gone into public works projects, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding of public works projects can curtail construction spending, our business is not subject to renegotiation of profits or termination of contracts as a result of state or federal government elections.
Research and Development Costs
     We conduct research and development and technical service activities at our facility in Birmingham, Alabama. In general, our research and development efforts are directed toward new and more efficient uses of our products. We spent approximately $1,704,000 in 2006, $1,554,000 in 2005, and $1,341,000 in 2004 on research and development activities.
Environmental Costs and Governmental Regulation
     Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, water discharge, air quality, dust control, zoning and permitting. We estimate that capital expenditures for environmental control facilities in 2007 and 2008 will be approximately $16,559,000 and $7,949,000, respectively.
     Vulcan is frequently required by state or local regulations or contractual obligations to reclaim its former mining sites. These reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost of a third party performing the reclamation, adjusted for inflation and risk. All reclamation obligations are reviewed at least annually. See Notes 1 and 17 to the Consolidated Financial Statements on pages 49 and 69, respectively, of the 2006 Annual Report to Shareholders. Reclaimed quarries often have potential for use in commercial or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been factored in to offset or reduce the estimated reclamation liability.
Patents and Trademarks
     As of February 26, 2007, we do not own or have a license or other rights under any patents that are material to our business.
Other Information Regarding Vulcan
     Our principal sources of energy are electricity, natural gas and diesel fuel. We do not anticipate any difficulty in obtaining sources of energy required for our operations.
     In 2006, we employed an average of 7,983 people.
     Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that seasonal changes and other weather-related conditions can have on the production and sales volume of our products. Normally, the highest sales and earnings are attained in the third quarter and the lowest are realized in the first quarter. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending. These cyclical swings are further affected by fluctuations in interest rates and demographic and population fluctuations.
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
     We have a Business Conduct Policy applicable to all employees. Additionally, we have adopted a Code of Ethics for the CEO and Senior Financial Officers. Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC. Our Board of Directors has also adopted Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, and Governance Committee that are designed to meet all applicable SEC and New York Stock Exchange regulatory requirements. Each of these documents is available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to William F. Denson, III, Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
Item 1A. Risk Factors
     An investment in our common stock or debt securities involves risks and uncertainties. These risks and uncertainties could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Form 10-K or that we make in other filings with the SEC under the Securities Act of 1933, the Securities and Exchange Act of 1934 or in other public statements. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase, sell or hold our securities:
A decline in public sector construction work and reductions in governmental funding could adversely affect our operations and results. In 2006, approximately 44% of our sales of construction aggregates were made to contractors on public work projects. If, as a result of a loss of funding or a significant reduction in state or federal budgets, spending on public sector projects were to be reduced significantly, our earnings and cash flows could be negatively affected.
Weather can materially affect our quarterly results. Almost all of our products are used in the public or private construction industry, and our production and distribution facilities are located outdoors. Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand since their work also can be hampered by weather. Therefore, our results can be negatively affected by inclement weather.
Within our local markets, we operate in a highly competitive industry. The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. However, in most markets, we also compete against large private and public companies. This results in intense competition in a number of markets in which we operate. Significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our earnings and cash flows.
Our long-term success is dependent upon securing and permitting aggregates reserves in strategically located areas. Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites. New quarry sites often take a number of years to develop, so our strategic planning and new site development efforts must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth to locate facility sites and on our ability to secure operating and environmental permits to operate at those sites.
We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential supply constraints and significant price fluctuation. In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Variability in the supply and prices of these resources could materially affect our operating results from period to period and rising costs could erode our profitability.
We use estimates in accounting for a number of significant items. Changes in our estimates could affect our future financial results. As discussed more fully in “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 32 through 36 of our 2006 Annual Report to Shareholders, we use significant judgment in accounting for our ECU (electrochemical unit) earn-out; impairment of long-lived assets excluding goodwill; reclamation costs; pension and other postretirement benefits; environmental compliance; claims and litigation including self-insurance; and income taxes. Although we believe we have sufficient experience and procedures to enable us to make appropriate assumptions and formulate reasonable estimates, these assumptions and estimates could change significantly in the future and could result in a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty. We are involved in several class action and complex litigation proceedings, some arising from our previous ownership and operation of our Chemicals business. Although we divested our Chemicals business in June 2005, we retained certain liabilities related to the business. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of a loss contingency. Furthermore, unfavorable results in one or more of these actions could result in an adverse effect on our consolidated financial position, results of operations, or cash flows. For a description of our current legal proceedings see Item 3, “Legal Proceedings” on pages 10 through 11 of this Form 10-K and Note 12, “Other Commitments and Contingencies,” on pages 65 through 67 to the Consolidated Financial Statements.
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
Our products generally must be transported by rail, truck, barge or ship, usually by third party providers. Significant delays or increased costs affecting these transportation methods could materially affect our operations and earnings. Our products are distributed either by truck to local markets or by rail, barge or oceangoing vessel to remote markets. Costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Additionally, inclement weather, including hurricanes, tornadoes and other weather events, can negatively impact our distribution network.
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
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
     We have 202 locations in the United States and 1 in Mexico at which we engage in the extraction of stone, sand and gravel. The following map shows the locations of our aggregates production facilities.

     Our current estimate of approximately 11.4 billion tons of zoned and permitted aggregates reserves reflects an increase of 371 million tons from the estimate at the end of 2005. We believe that the quantities of zoned and permitted reserves at our aggregates facilities are sufficient to result in an average life of approximately 44 years at present operating levels. In calculating the average life of 44 years, we assumed an annual aggregates production rate of 258 million tons. See Note 1 to the following table for a description of our method employed for estimating the life of reserves. This table presents, by regional division, the estimated aggregates reserve life and the percentage of aggregates reserves by rock type.

		Percentage of Aggregates Reserves by Rock Type
	Estimated
	Years of Life (1)	Limestone	Granite	Sand & Gravel	Other (2)
By Regional Division:
Mideast	57	18.1%	33.5%	1.1%	47.3%
Midsouth	62	98.8%	—	1.2%	—
Midwest	42	97.8%	—	2.2%	—
Southeast	45	7.5%	92.5%	—	—
Southern and Gulf Coast	39	99.7%	—	0.3%	—
Southwest	43	92.5%	—	1.2%	6.3%
Western	18	—	8.0%	79.0%	13.0%

Total	44	53.4%	26.7%	5.6%	14.3%

(1)	Estimated years of life of aggregates reserves are based on the average annual rate of production of each regional division for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary. For 2006, the total three-year average annual rate of production was 258 million tons based on annual rates of production as follows: 2006 — 263 million tons, 2005 – 265 million tons, and 2004 – 247 million tons.

(2)	Other: amphibolite, argillite, basalt, diabase, diorite, gabbro, gneiss, latite, quartzite, rock asphalt, and traprock.
     The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.
     Of the 203 permanent reserve-supplied aggregates production facilities which we operate, 72 (representing 46% of total reserves) are located on owned land, 39 (representing 21% of total reserves) are on land owned in part and leased in part, and 92 (representing 33% of total reserves) are on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates, which range from 2007 to 2159. Most of our leases have options to extend them well beyond their current terms by renewals at our discretion.
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

			Estimated
			Years of Life		Lease
		Average Annual	At Average		Expiration
Name of Quarry		Production Rate	Rate of Production	Nature of	Date, if
(nearest major metropolitan area)	Product	(millions of tons)	(1)	Interest	Applicable	Distribution Method

Sactun (Cancun), Mexico	Limestone	8.1	85.1	Owned	—	oceangoing vessels, truck

Hanover (Harrisburg), Pennsylvania	Limestone	4.1	Over 100	Owned	—	truck, rail

McCook (Chicago), Illinois	Limestone	7.6	65.4	Owned	—	truck

Grayson (Atlanta), Georgia	Granite	1.9	Over 100	Owned	—	truck

Rockingham (Charlotte), North Carolina	Granite	4.8	55.0	28% Leased 72% Owned	(2)	truck, rail

Gray Court (Greenville), South Carolina	Granite	1.2	Over 100	Owned	—	truck

Gold Hill (Charlotte), North Carolina	Argillite	1.3	Over 100	34% Leased 66% Owned	(3)	truck

Geronimo (San Antonio), Texas	Limestone	0.5	Over 100	Leased	(4)	truck

Grand Rivers (Paducah), Kentucky	Limestone	7.6	26.4	Leased	(5)	truck, rail, barge

Jack (Richmond), Virginia	Granite	2.5	69.0	87% Leased 13% Owned	(6)	truck, rail, barge

(1)	Estimated years of life of aggregates reserves are based on the average annual rate of production of the facility for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.

(2)	Leases expire as follows: 82% in 2025 and 18% in 2027.

(3)	Leases expire as follows: 74% in 2058 and 26% in 2044.

(4)	Lease renewable by us through 2044.

(5)	Lease does not expire until reserves are exhausted. The surface rights are owned by us.

(6)	Lease renewable by us through 2159.
Other Properties
     Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2013, with a five-year renewal period, and consists of approximately 184,125 square feet. The annual rental costs for the current term and the five-year renewal period are $3.2 million and $3.4 million, respectively.

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
     We are a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the outcome of, or the amount of liability, if any, under these lawsuits, especially where the cases involve possible jury trials with as yet undetermined jury panels. In our opinion, the disposition of these lawsuits will not adversely affect our consolidated financial position, results of operations or cash flows to a material extent. In addition to those lawsuits in which we are involved in the ordinary course of business, certain other legal proceedings are more specifically described below. Although the ultimate outcome is uncertain, it is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position, results of operations or cash flows to a material extent.
     In November 1998, we were named one of several defendants in a claim filed by the city of Modesto in state court in San Francisco, California. The plaintiff sought to recover costs to investigate and clean up low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was sold in June 2005. The defendants included other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case began during the first quarter of 2006. On June 9, 2006, the jury returned a joint and several verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million, constituting the costs to filter two wells and pay for certain past investigation costs. On June 13, 2006, the jury returned separate punitive damages awards against three defendants, including $100 million against Vulcan. On August 1, 2006, the trial judge entered an order reducing the punitive damage verdict against Vulcan to $7.25 million and upholding the jury’s findings on compensatory damages. Although the compensatory damages verdict was upheld by the court, we believe our share of the compensatory damages after setoffs from other settlements will not be material to our consolidated financial statements. Accordingly, we have not accrued any amounts related to the compensatory damages verdict. We believe that the punitive damage verdict is contrary to the evidence presented at trial, and we are continuing to review potential legal remedies. While it is not possible to predict with certainty the ultimate outcome of this litigation, pursuant to SFAS No. 5, “Accounting for Contingencies,” we have recorded a contingent liability related to the punitive damages claim of $7.25 million as of December 31, 2006.
     As part of the first trial, the court on February 14, 2007, entered a Final Statement of Decision ruling in favor of the city of Modesto and against Vulcan and other defendants on certain claims not submitted to the jury relating to the California Polanco Act. The judge awarded additional joint and several damages of $438,000 against Vulcan and the other five defendants. In addition, the city of Modesto will be allowed to seek attorney fees against these six defendants, and Vulcan could also be required to pay a portion of future remediation costs at one of the four sites at issue in the trial. As of December 31, 2006, we have recorded a contingent liability related to this ruling in the amount of $100,000, representing a best estimate of our potential share of the $438,000 awarded. At this time, we cannot determine the likelihood or reasonably estimate the range of potential attorney fees or future remediation costs that Vulcan may have to pay.
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
     We have been named as a defendant in multiple lawsuits filed in 2001 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. A trial for the issues of causation and damages for ten plaintiffs was held in July 2004. Five of these plaintiffs were dismissed during the trial. A jury awarded the remaining five plaintiffs an aggregate award of $201,000. In November 2006, the trial court approved a settlement class with most of the remaining plaintiffs in the matter. A court-appointed special master is overseeing the settlement process of the November 2006 approved settlement class. A second settlement class was agreed to in principle in January 2007 for those plaintiffs who opted out of the November 2006 approved settlement class. The details of the second settlement class are currently in negotiation. We anticipate all of these matters being resolved in 2007. We have previously recorded a charge for the self-insured portion of these losses, and Vulcan’s insurers are responding to amounts in excess of the self-insured retention.
     In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that will further damage the road. Discovery is ongoing.
     We produced and marketed industrial sand from 1988 to 1994. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of February 15, 2007, the number of suits totaled 101, involving an aggregate of 567 plaintiffs. Of the pending suits, 52 with 495 plaintiffs are filed in Texas. The balance of the suits have been brought by plaintiffs in state courts in California, Florida, Louisiana and Mississippi. We are seeking dismissal of all suits on the ground that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs.
     Note 12, “Other Commitments and Contingencies” on pages 65 through 67 to the Consolidated Financial Statements is hereby incorporated by reference.
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
•	general economic and business conditions;

•	changes in interest rates;

•	the timing and amount of federal, state and local funding for infrastructure;

•	changes in the level of spending for residential and private nonresidential construction;

•	the highly competitive nature of the construction materials industry;

•	pricing;

•	weather and other natural phenomena;

•	energy costs;

•	costs of hydrocarbon-based raw materials;

•	increasing healthcare costs;

•	our ability to manage and successfully integrate acquisitions;

•	the timing and amount of any future payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business;

•	the risks set forth in Item 1A “Risk Factors,” and Item 3 “Legal Proceedings”; in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2006 Annual Report to Shareholders, which is incorporated by reference in Item 7 and Item 7A; and in Note 12 “Other Commitments and Contingencies” to the Consolidated Financial Statements set forth in the 2006 Annual Report to Shareholders, which is incorporated by reference in Item 8; and

•	other risks and uncertainties
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.
Executive Officers of Registrant
     The names, positions and ages, as of March 1, 2007, of our executive officers are as follows:

Name	Position	Age

Donald M. James	Chairman and Chief Executive Officer	58

Guy M. Badgett, III	Senior Vice President, Construction Materials Group	58

William F. Denson, III	Senior Vice President, General Counsel and Secretary	63

Ronald G. McAbee	Senior Vice President, Construction Materials-West	59

Daniel F. Sansone	Senior Vice President and Chief Financial Officer	54

Danny R. Shepherd	Senior Vice President, Construction Materials-East	55

Robert A. Wason IV	Senior Vice President, Corporate Development	55

Ejaz A. Khan	Vice President, Controller and Chief Information Officer	49
The principal occupations of the executive officers during the past five years are set forth below:
     Donald M. James was named Chief Executive Officer and Chairman of the Board of Directors in 1997.
     Guy M. Badgett, III, was elected Senior Vice President, Construction Materials Group in February 1999.
     William F. Denson, III, was elected Senior Vice President and General Counsel in May 1999. He has also served as Secretary since April 1981.

     Ronald G. McAbee was elected Senior Vice President, Construction Materials-West in February 2007. Prior to that date, he served as President, Western Division.
     Daniel F. Sansone was elected Senior Vice President and Chief Financial Officer in May 2005. Prior to that date, he served as President, Southern and Gulf Coast Division.
     Danny R. Shepherd was elected Senior Vice President, Construction Materials-East in February 2007. Prior to that date, he served as President, Southeast Division.
     Robert A. Wason IV was elected Senior Vice President, Corporate Development in December 1998.
     Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed Chief Information Officer in February 2000.
PART II
     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Common Stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 16, 2007, the number of shareholders of record was 3,255. The prices in the following table represent the high and low sales prices for our Common Stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2006 and 2005.

	Common Stock Prices		Dividends Declared
2006	High	Low
First Quarter	$89.16	$66.98	$.37
Second Quarter	93.85	70.44	.37
Third Quarter	80.18	65.85	.37
Fourth Quarter	92.00	76.81	.37

2005	High	Low
First Quarter	$59.67	$52.36	$.29
Second Quarter	65.99	52.36	.29
Third Quarter	74.55	64.04	.29
Fourth Quarter	76.31	60.72	.29
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

Issuer Purchases of Equity Securities
     The following table presents a summary of share repurchases we made during the quarter ended December 31, 2006.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number	Average	Part of	Shares that May Yet be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (1)	Plans or Programs	Plans or Programs (2)
October 1 - 31, 2006	11,100	$77.45	11,100	3,455,539

November 1 - 30, 2006	—	—	—	3,455,539

December 1 - 31, 2006	—	—	—	3,455,539

Total	11,100	$77.45	11,100

(1)	The average price paid per share includes commission costs.

(2)	On February 10, 2006, the Board of Directors authorized the Company to repurchase up to 10,000,000 shares. Through December 31, 2006, a total of 6,544,461 shares had been repurchased pursuant to this authorization. We may make share repurchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.
     We did not have any unregistered sales of equity securities during the fourth quarter of 2006.

Item 6. Selected Financial Data
     The selected statement of earnings, per share data and balance sheet data for each of the five years ended December 31, 2006, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements on pages 40 through 43 and 44 through 70, respectively, of our 2006 Annual Report to Shareholders, which are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” below.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in millions, except per share data)
Net sales	$3,041.1	$2,615.0	$2,213.2	$2,086.9	$1,980.6
Total revenues	$3,342.5	$2,895.3	$2,454.3	$2,309.6	$2,175.8

Earnings from continuing operations before cumulative effect of accounting changes	$477.5	$343.8	$261.2	$237.5	$233.2
Earnings (loss) on discontinued operations, net of tax (1)	(10.0)	44.9	26.2	(23.7)	(42.8)
Cumulative effect of accounting changes (2)	—	—	—	(18.8)	(20.5)
Net earnings	$467.5	$388.7	$287.4	$195.0	$169.9
Basic — per share:
Earnings from continuing operations before cumulative effect of accounting changes	$4.89	$3.37	$2.55	$2.33	$2.29
Discontinued operations	(0.10)	0.43	0.26	(0.23)	(0.42)
Cumulative effect of accounting changes	—	—	—	(0.19)	(0.20)
Net earnings	$4.79	$3.80	$2.81	$1.91	$1.67
Diluted — per share:
Earnings from continuing operations before cumulative effect of accounting changes	$4.79	$3.30	$2.52	$2.31	$2.28
Discontinued operations	(0.10)	0.43	0.25	(0.23)	(0.42)
Cumulative effect of accounting changes	—	—	—	(0.18)	(0.20)
Net earnings	$4.69	$3.73	$2.77	$1.90	$1.66
Pro forma assuming FAS 143 applied retroactively:
Net earnings					$168.4
Net earnings per share, basic					$1.66
Net earnings per share, diluted					$1.64

Total assets	$3,424.2	$3,588.9	$3,665.1	$3,636.9	$3.448.2
Long-term obligations	$322.1	$323.4	$604.5	$607.7	$857.8
Shareholders’ equity	$2,001.1	$2,126.5	$2,014.0	$1,802.8	$1,697.0
Cash dividends declared per share	$1.48	$1.16	$1.04	$0.98	$0.94

(1)	Discontinued operations includes the results from operations attributable to our former Chloralkali and Performance Chemicals businesses, divested in 2005 and 2003, respectively.

(2)	The 2003 accounting change relates to our adoption of FAS 143, “Asset Retirement Obligations.” The $18.8 million net-of-tax cumulative effect adjustment represents the impact of recording asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation. The 2002 accounting change relates to our adoption of FAS 142, “Goodwill and Other Intangible Assets.” The $20.5 million net-of-tax cumulative effect adjustment represents the full impairment of goodwill in the Performance Chemicals reporting unit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 36 and “Financial Terminology (Unaudited)” on page 71 of our 2006 Annual Report to Shareholders are incorporated herein by reference, except that the information contained under the caption “2007 Outlook” on page 26 of our 2006 Annual Report is not incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Section entitled “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 30 through 31 of our 2006 Annual Report to Shareholders is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The following information relative to this item is included in our 2006 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements	40-43
Notes to Consolidated Financial Statements	44-70
Management’s Report on Internal Control Over Financial Reporting	37
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	39
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2006 and 2005 (Unaudited)	78
     The following table sets forth gross profit by quarter for 2006 and 2005:

Gross Profit	2006	2005
	(Amounts in millions)
First quarter	$163.7	$92.2
Second quarter	257.7	210.4
Third quarter	273.3	227.3
Fourth quarter	237.3	178.6

Total	$932.0	$708.5

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the fourth quarter of 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

     The information under the headings “Management’s Report on Internal Control Over Financial Reporting” on page 37 of our 2006 Annual Report to Shareholders, “Report of Independent Registered Public Accounting Firm-Internal Control Over Financial Reporting” on page 38 of our 2006 Annual Report to Shareholders and “Consolidated Financial Statements” on pages 40 through 43 of our 2006 Annual Report to Shareholders, is hereby incorporated by reference.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     On or before April 9, 2007, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2007 Proxy Statement”). The information under the headings “Election of Directors,” “Nominees for Election to the Board of Directors,” “Directors Continuing in Office,” “Board of Directors and Committees — Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2007 Proxy Statement is incorporated herein by reference. See also the information set forth under the headings “Investor Information” and “Executive Officers of Registrant” set forth above in Part I of this report.
Item 11. Executive Compensation
     The information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Nonqualified Deferred Compensation,” “Grants of Plan-Based Awards,” “Option Exercises and Stock Vested,” “Shareholder Return Performance Presentation,” “Pension Benefits,” and “Change of Control Employment Agreements” included in our 2007 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the headings “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership of Management,” and the “Equity Compensation Plans” included in our 2007 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information under the heading “Certain Relationships and Related Transactions” included in our 2007 Proxy Statement is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this section is incorporated by reference from the information in the section entitled “Independent Auditors” in our 2007 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements
     The following financial statements are included in our 2006 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	40
Consolidated Balance Sheets	41
Consolidated Statements of Cash Flows	42
Consolidated Statements of Shareholders’ Equity	43
Notes to Consolidated Financial Statements	44-70
Management’s Report on Internal Control Over Financial Reporting	37
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	39
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the 2 Years Ended December 31, 2006 and 2005 (Unaudited)	78
     (a) (2) Financial Statement Schedules
     The following financial statement schedule for the years ended December 31, 2006, 2005, and 2004 is included in Part IV of this report on the indicated page:

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
     (a) (3) Exhibits
     The exhibits required by Item 601 of Regulation S-K are either incorporated by reference herein or accompany this report. See the Index to Exhibits which is on pages 22 through 24 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vulcan Materials Company
Birmingham, Alabama
We have audited the consolidated financial statements of Vulcan Materials Company and subsidiary companies (the “Company”) as of December 31, 2006, 2005, and 2004, and for the years then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 26, 2007 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of SFAS 123(R), “Share-Based Payment;” SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R);” and EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”); such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Birmingham, Alabama
February 26, 2007

Schedule II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2006, 2005, and 2004
Amounts in Thousands

Column A	Column B	Column C	Column D	Column E		Column F
		Additions	Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Description	of Period	Expenses	Accounts	Deductions		of Period
2006
Accrued Environmental Costs	$9,544	$3,937	—	$87		$13,394
Asset Retirement Obligations	105,774	5,499	$20,362 (2)	16,806	(1)	114,829
Doubtful Receivables	4,359	1,338	—	2,342	(3)	3,355
Self-Insurance Reserves	42,508	24,950	—	22,261	(4)	45,197
All Other (6)	10,769	5,560	—	9,561	(5)	6,768

2005
Accrued Environmental Costs	$20,126	$3,278	—	$13,860		$9,544
Asset Retirement Obligations	108,408	5,273	$4,658 (2)	12,565	(1)	105,774
Doubtful Receivables	7,545	676	—	3,862	(3)	4,359
Self-Insurance Reserves	45,557	18,774	—	21,823	(4)	42,508
All Other (6)	13,260	5,203	—	7,694	(5)	10,769

2004
Accrued Environmental Costs	$21,149	$2,456	—	$3,479		$20,126
Asset Retirement Obligations	107,683	5,375	$4,402 (2)	9,052	(1)	108,408
Doubtful Receivables	8,718	1,815	—	2,988	(3)	7,545
Self-Insurance Reserves	38,809	49,720	—	42,972	(4)	45,557
All Other (6)	11,906	6,400	—	5,046	(5)	13,260

(1)	Expenditures on environmental remediation projects. Additionally, the 2005 amount includes a deduction of $10,282,000 related to certain environmental liabilities included in the sale of our former Chemicals business.

(2)	New liabilities incurred and net up/down revisions to asset retirement obligations. Additionally, the 2005 amount includes a reduction of $17,949,000 due to the sale of our former Chemicals business.

(3)	Expenditures and liability reductions related to settlements of asset retirement obligations.

(4)	Write-offs of uncollected accounts and worthless notes, less recoveries. Additionally, the 2005 amount includes a deduction of $1,206,000 related to certain doubtful receivables included in the sale of our former Chemicals business.

(5)	Expenditures on self-insurance reserves.

(6)	Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2007.

VULCAN MATERIALS COMPANY

By	/s/ Donald M. James

Donald M. James
Chairman and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald M. James Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/s/ Daniel F. Sansone Daniel F. Sansone	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ Ejaz A. Khan Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 26, 2007
The following directors:

Philip J. Carroll, Jr.	Director
Livio D. DeSimone	Director
Phillip W. Farmer	Director
H. Allen Franklin	Director
Douglas J. McGregor	Director
James V. Napier	Director
Donald B. Rice	Director
Orin R. Smith	Director
Vincent J. Trosino	Director

By	/s/ William F. Denson, III William F. Denson, III	February 26, 2007
Attorney-in-Fact

EXHIBIT INDEX

Exhibit (3)(a)	Certificate of Incorporation (Restated 1988) as amended in 1989 and 1999 filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 filed on March 30, 1990 and Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 28, 2000.[1]

Exhibit (3)(b)	By-laws, as restated February 2, 1990, and as last amended October 14, 2005, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed October 28, 2005.[1]

Exhibit (4)(a)	Distribution Agreement dated as of May 14, 1991, by and among the Company, Goldman, Sachs & Co., Lehman Brothers and Salomon Brothers Inc., filed as Exhibit 1 to the Form S-3 filed on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (4)(b)	Indenture dated as of May 1, 1991, by and between the Company and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (4)(c)	Senior Debt Indenture between the Company and The Bank of New York as trustee, dated as of August 31, 2001 filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3A filed on September 5, 2001 (Registration No. 333-67586). [1]

Exhibit (4)(d)	Subordinated Debt Indenture between the Company and The Bank of New York as trustee, dated August 31, 2001 filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3A filed on September 5, 2001(Registration No. 333-67586). [1]

Exhibit (10)(a)	The Management Incentive Plan of the Company, as amended filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.[1,2]

Exhibit (10)(b)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 filed on March 30, 1990.[1,2]

Exhibit (10)(c)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

Exhibit (10)(d)	The Amendment and Restatement of the Deferred Compensation Plan for Directors Who Are Not Employees of the Company filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002. [1,2]

Exhibit (10)(e)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to the Company’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006.[1,2]

Exhibit (10)(f)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

Exhibit (10)(g)	The Restricted Stock Plan for Nonemployee Directors of the Company, as amended and restated filed as Appendix C to the Company’s 2004 Proxy Statement on Schedule 14A filed on April 14, 2004.[1,2]

Exhibit (10)(h)	Executive Deferred Compensation Plan, as amended filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.[1,2]

Exhibit (10)(i)	Change of Control Employment Agreement Form filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on July 30, 2004.[1,2]

Exhibit (10)(j)	Change of Control Employment Agreement Form filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.[1,2]

Exhibit (10)(k)	Executive Incentive Plan of the Company filed as Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001. [1,2]

Exhibit (10)(l)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001. [1,2]

Exhibit (10)(m)	Rights Agent Agreement dated October 19, 1998 between Vulcan Materials Company and The Bank of New York, as amended July 15, 2002, filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003. [1]

Exhibit (10)(n)	Form Stock Option Award Agreement filed as Exhibit 10(o) to the Company’s Report on Form 8-K filed December 20, 2005.[1,2]

Exhibit (10)(o)	Form Director Stock Unit Award Agreement filed as Exhibit 10(p) to the Company’s Form 8-K filed July 21, 2006. [1,2]

Exhibit (10)(p)	Form Performance Share Unit Award Agreement.[2]

Exhibit (10)(q)	Form Stock Only Stock Appreciation Rights Agreement.[2]

Exhibit (10)(r)	Form Employee Deferred Stock Unit Award Amended Agreement.[2]

Exhibit (10)(s)	2007 Compensation Arrangements.[2]

Exhibit (10)(t)	Asset Purchase Agreement dated October 11, 2004 among Vulcan Materials Company, Vulcan Chloralkali, LLC and Basic Chemicals Company, LLC, as amended, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 15, 2004.[1]

Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2006.

Exhibit (13)	The Company’s 2006 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2006 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

Exhibit (18)	Letter dated February 28, 2006 of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Vulcan Materials Company and its subsidiary companies regarding a change in accounting principles, filed as Exhibit 18 to the Company’s 2005 Form 10-K Annual Report filed on February 28, 2006.[1]

Exhibit (21)	List of the Company’s subsidiaries as of December 31, 2006.

Exhibit (23)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit (24)	Powers of Attorney.

Exhibit (31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (32)(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit (32)(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

[1]	Incorporated by reference.

[2]	Management contract or compensatory plan.