Form 10-Q
period 2007-03-31
VULCAN MATERIALS CO
filed 2007-05-01
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation )	1-4033 (Commission file number)	63-0366371 (I.R.S. Employer Identification No.)
1200 Urban Center Drive
Birmingham, Alabama 35242
(Address of principal executive offices) (zip code)
(205) 298-3000
Registrant’s telephone number including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at March 31, 2007

Common Stock, $1 Par Value	95,290,665

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company
and Subsidiary Companies
Consolidated Balance Sheets
(Condensed and unaudited)

	(Amounts in thousands)
	March 31	December 31	March 31
	2007	2006	2006
		(As Adjusted -	(As Adjusted -
		See Note 2)	See Note 2)
Assets
Cash and cash equivalents	$69,960	$55,230	$80,343
Medium-term investments	—	—	68,965
Accounts and notes receivable:
Accounts and notes receivable, gross	395,124	394,815	506,558
Less: Allowance for doubtful accounts	(3,108)	(3,355)	(4,539)

Accounts and notes receivable, net	392,016	391,460	502,019
Inventories:
Finished products	235,307	214,508	201,904
Raw materials	10,950	9,967	10,977
Products in process	1,628	1,619	2,058
Operating supplies and other	18,531	17,443	17,499

Inventories	266,416	243,537	232,438
Deferred income taxes	22,165	25,579	20,959
Prepaid expenses	15,016	15,388	16,378

Total current assets	765,573	731,194	921,102
Investments and long-term receivables	2,383	6,664	6,864
Property, plant and equipment:
Property, plant and equipment, cost	4,026,960	3,897,618	3,582,868
Less: Reserve for depr., depl. & amort	(2,070,840)	(2,028,504)	(1,917,815)

Property, plant and equipment, net	1,956,120	1,869,114	1,665,053
Goodwill	650,206	620,189	628,683
Other assets	196,633	200,673	185,255

Total assets	$3,570,915	$3,427,834	$3,406,957

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$727	$630	$32,547
Short-term borrowings	240,400	198,900	—
Trade payables and accruals	156,008	154,215	137,538
Other current liabilities	129,080	133,763	154,102

Total current liabilities	526,215	487,508	324,187
Long-term debt	321,503	322,064	322,859
Deferred income taxes	290,404	287,905	282,400
Other noncurrent liabilities	338,237	319,458	287,229
Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity	2,094,556	2,010,899	2,190,282

Total liabilities and shareholders’ equity	$3,570,915	$3,427,834	$3,406,957

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)
Consolidated Statements of Earnings
(Condensed and unaudited)

	Three Months Ended
	March 31
	2007	2006
		(As Adjusted -
		See Note 2)
Net sales	$630,187	$642,272
Delivery revenues	57,000	66,415

Total revenues	687,187	708,687

Cost of goods sold	462,992	478,378
Delivery costs	57,000	66,415

Cost of revenues	519,992	544,793

Gross profit	167,195	163,894
Selling, administrative and general expenses	74,402	65,012
Gain on sale of property, plant and equipment, net	46,387	757
Other operating expense, net	2,034	625

Operating earnings	137,146	99,014

Other income, net	1,202	12,093
Interest income	1,323	2,647
Interest expense	6,635	6,285

Earnings from continuing operations before income taxes	133,036	107,469
Provision for income taxes	43,697	35,564

Earnings from continuing operations	89,339	71,905
Discontinued operations (Note 3):
Loss from results of discontinued operations	(777)	(3,033)
Income tax benefit	312	1,213

Loss on discontinued operations, net of tax	(465)	(1,820)

Net earnings	$88,874	$70,085

Basic earnings (loss) per share:
Earnings from continuing operations	$0.94	$0.72
Discontinued operations	(0.01)	(0.02)

Net earnings per share	$0.93	$0.70

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.91	$0.70
Discontinued operations	—	(0.02)

Net earnings per share	$0.91	$0.68

Weighted-average common shares outstanding:
Basic	95,172	100,552
Assuming dilution	97,778	102,346

Cash dividends declared per share of common stock	$0.46	$0.37
Depreciation, depletion, accretion and amortization from continuing operations	$60,801	$53,673
Effective tax rate from continuing operations	32.8%	33.1%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Consolidated Statements of Cash Flows
(Condensed and unaudited)

	(Amounts in thousands)
	Three Months Ended
	March 31
	2007	2006
		(As Adjusted -
		See Note 2)
Operating Activities
Net earnings	$88,874	$70,085
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	60,801	53,691
Net gain on sale of property, plant and equipment	(46,387)	(757)
Contributions to pension plans	(292)	(318)
Share-based compensation	3,871	5,478
Increase in assets before initial effects of business acquisitions and dispositions	(21,652)	(29,831)
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions	11,710	(23,187)
Other, net	1,220	(3,144)

Net cash provided by operating activities	98,145	72,017

Investing Activities
Purchases of property, plant and equipment	(122,636)	(95,787)
Proceeds from sale of property, plant and equipment	50,823	2,572
Payment for businesses acquired, net of acquired cash	(58,857)	(13,681)
Proceeds from sales and maturities of medium-term investments	—	106,175
Decrease in investments and long-term receivables	1,435	104
Other, net	8,730	(13)

Net cash used for investing activities	(120,505)	(630)

Financing Activities
Net short-term borrowings	41,500	—
Payment of short-term debt and current maturities	(320)	(240,305)
Payment of long-term debt	(27)	—
Purchases of common stock	(4,800)	(19,337)
Dividends paid	(43,762)	(37,167)
Proceeds from exercise of stock options	22,980	14,644
Excess tax benefits from exercise of stock options	15,501	7,161
Other, net	6,018	8,822

Net cash provided by (used for) financing activities	37,090	(266,182)

Net increase (decrease) in cash and cash equivalents	14,730	(194,795)
Cash and cash equivalents at beginning of period	55,230	275,138

Cash and cash equivalents at end of period	$69,960	$80,343

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

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

2.	Accounting Changes

FIN 48 — On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of the implementation of FIN 48, we increased the liability for unrecognized tax benefits by $2,420,000, increased deferred tax assets by $1,480,000 and reduced retained earnings as of January 1, 2007 by $940,000. The total liability for unrecognized tax benefits as of January 1, 2007, amounted to $11,760,000.

During the first quarter of 2007, we recognized adjustments to our liability for prior year unrecognized tax benefits of $550,000, which increased our current tax provision and increased our liability balance. As of March 31, 2007, our total liability for unrecognized tax benefits amount to $12,310,000, of which $10,740,000 would affect the effective tax rate if recognized.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were $2,310,000 as of March 31, 2007 and $2,060,000 as of January 1, 2007.

The U.S. Federal statute of limitations expires during the third quarter of 2007 for our 2002 and 2003 tax years. However, on our U.S. consolidated corporation income tax returns for those years, we anticipate having no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in the U.S. federal and various state jurisdictions and one foreign jurisdiction. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2002.

FSP AUG AIR-1 — In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance” (FSP AUG AIR-1). This FSP amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airlines” (Airline Guide). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance activities and permits four alternative methods of accounting for such activities. This guidance principally affects our accounting for periodic overhauls on our oceangoing vessels. Prior to January 1, 2007, we applied the accrue-in-advance method as prescribed by the Airline Guide, which required the accrual of estimated costs for the next scheduled overhaul over the period leading up to the overhaul. At that time, the actual cost of the overhaul was charged to the accrual, with any deficiency or excess charged or credited to expense. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method, and was effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted this FSP effective January 1, 2007, and have elected to use the deferral method of accounting for planned major maintenance as prescribed by the Airline Guide and allowed by FSP AUG AIR-1. Under the deferral method, the actual cost of each overhaul is capitalized and amortized over the period until the next overhaul. Additionally, the FSP must be applied retrospectively to the beginning of the earliest period presented in the financial statements. As a result of the retrospective application of this change in accounting standard, we have adjusted our financial statements for all prior periods presented to reflect using the deferral method of accounting for planned major maintenance.

The following tables reflect the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Balance Sheets (in thousands of dollars):

	December 31, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Balance Sheet Data:
Deferred income taxes	$25,764	$(185)	$25,579
Total current assets	731,379	(185)	731,194
Other assets	196,879	3,794	200,673
Total assets	3,424,225	3,609	3,427,834
Other current liabilities	139,942	(6,179)	133,763
Total current liabilities	493,687	(6,179)	487,508
Shareholders’ equity (retained earnings)	2,001,111	9,788	2,010,899
Total liabilities and shareholders’ equity	3,424,225	3,609	3,427,834

	March 31, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Balance Sheet Data:
Deferred income taxes	$21,108	$(149)	$20,959
Total current assets	921,251	(149)	921,102
Other assets	183,954	1,301	185,255
Total assets	3,405,805	1,152	3,406,957
Other current liabilities	163,004	(8,902)	154,102
Total current liabilities	333,089	(8,902)	324,187
Shareholders’ equity (retained earnings)	2,183,005	7,277	2,190,282
Total liabilities and shareholders’ equity	3,405,805	1,152	3,406,957

The following table reflects the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Statements of Earnings (in thousands of dollars, except per share data):

	Three Months Ended March 31, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Statement of Earnings Data:
Net sales	$642,272	$—	$642,272
Cost of goods sold	478,609	(231)	478,378
Cost of revenues	545,024	(231)	544,793
Gross profit	163,663	231	163,894
Selling, administrative and general expenses	65,042	(30)	65,012
Operating earnings	98,753	261	99,014
Earnings from continuing operations before income taxes	107,208	261	107,469
Provision for income taxes	35,471	93	35,564
Earnings from continuing operations	71,737	168	71,905
Net earnings	69,917	168	70,085
Diluted earnings per share	$0.68	$—	$0.68
The following table reflects the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Statement of Cash Flows (in thousands of dollars):

	Three Months Ended March 31, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Statement of Cash Flows Data:
Net earnings	$69,917	$168	$70,085
Depreciation, depletion, accretion and amortization	53,232	459	53,691
Increase in assets before initial effects of business acquisitions and dispositions	(29,759)	(72)	(29,831)
Decrease in liabilities before initial effects of business acquisitions and dispositions	(22,632)	(555)	(23,187)
Net cash provided by operating activities	72,017	—	72,017
3.	Discontinued Operations

In June 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. These assets consisted primarily of chloralkali facilities in Wichita, Kansas; Geismar, Louisiana and Port Edwards, Wisconsin; and the facilities of our Chloralkali joint venture located in Geismar. The purchaser also assumed certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate all releases of hazardous materials at or from the three plant facilities. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business.

In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214,000,000 and assumed certain liabilities relating to the business as described below. Concurrent with the sale transaction, we acquired the minority partner’s 49% interest in the joint venture for an initial cash payment of $62,701,000, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of $151,299,000 were subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In September 2006, we received additional cash proceeds of $10,202,000 related to adjustments for the actual working capital balance at the closing date.

Basic Chemicals is required to make future payments under two separate earn-out agreements subject to certain conditions. The first earn-out agreement is based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and is capped at $150,000,000 (ECU earn-out or ECU derivative). The ECU earn-out is accounted for as a derivative instrument; accordingly, it is reported at fair value. Changes to the fair value of the ECU derivative, if any, are recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, “Classification and Disclosure of Contingencies Relating to Discontinued Operations” (SAB Topic 5:Z:5). Future estimates of this derivative’s fair value could vary from period to period. Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount will be shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is growth in 5CP sales volume.

The fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. However, SFAS No. 5, “Accounting for Contingencies,” precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt. Accordingly, no gain was recognized on the Chemicals sale and the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128,167,000.

The carrying amounts of the ECU and 5CP earn-outs are reflected in accounts and notes receivable — other and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The carrying amount of the ECU earn-out was as follows: March 31, 2007 — $20,913,000 (classified entirely as current), December 31, 2006 — $20,213,000 (classified entirely as current) and March 31, 2006 — $131,531,000 million (of which $114,432,000 was current). During the first three months of 2007, we recognized gains related to changes in the fair value of the ECU earn-out of $700,000 (reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings). During 2006, we received payments of $127,859,000 under the ECU earn-out and recognized gains related to changes in its fair value of $28,722,000 (of which $12,181,000 was reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2006). The carrying amount of the 5CP earn-out was as follows: March 31, 2007 — $20,828,000 (of which $9,112,000 was current), December 31, 2006 — $29,246,000 (of which $9,030,000 was current) and March 31, 2006 — $25,119,000 (of which $11,151,000 was current).

In March of 2007, we received payments of $8,418,000 under the 5CP earn-out related to the year ended December 31, 2006. During 2006, we received net payments of $3,856,000 under the 5CP earn-out related to the period from the closing of the transaction in June 2005 through December 31, 2005. Additionally, the final resolution during 2006 of adjustments for working capital balances at the closing date resulted in an increase to the carrying amount of the 5CP earn-out of $4,127,000. Since changes in the carrying amount of the ECU earn-out are reported in continuing operations, any gain or loss on disposal of the Chemicals business will ultimately be recognized to the extent remaining cash receipts under the 5CP earn-out exceed or fall short of its $20,828,000 carrying amount.

As a result of the sale of our Chemicals business, we incurred approximately $23.7 million of pretax exit and disposal charges and transaction fees, substantially all of which were recognized prior to 2006.

We are potentially liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Based on our evaluation of possible cash receipts from the earn-outs, the likely range for the contingent payments to certain key former Chemicals employees is between $0 and approximately $5 million. As of March 31, 2007, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.

There were no net sales or revenues from discontinued operations during the three month periods ended March 31, 2007 or March 31, 2006. Pretax losses from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2007	2006
Pretax loss	$(777)	$(3,033)
The pretax losses from discontinued operations of $0.8 million and $3.0 million during the three month periods ended March 31, 2007 and March 31, 2006, respectively, primarily reflect charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.

4.	Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended
	March 31
	2007	2006
Weighted-average common shares outstanding	95,172	100,552
Dilutive effect of:
Stock options	2,141	1,374
Other	465	420

Weighted-average common shares outstanding, assuming dilution	97,778	102,346

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The numbers of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended
	March 31
	2007	2006
Antidilutive common stock equivalents	408	6
5.	Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

See Note 2 (FIN 48 caption) for a discussion of our adoption of FIN 48.

In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

The 2007 first quarter effective tax rate from continuing operations of 32.8% was down 0.3% from the 33.1% effective tax rate for the three months ended March 31, 2006. This decrease primarily results from the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007. Generally and subject to certain limitations, this deduction is set to further increase to 9% in 2010 and thereafter.

6.	Medium-term Investments

We had no medium-term investments as of March 31, 2007 or December 31, 2006. As of March 31, 2006, our medium-term investments consisted of highly liquid securities with a contractual maturity in excess of three months at the time of purchase. We classify our medium-term investments as either available-for-sale or held-to-maturity. Investments classified as available-for-sale consist of variable rate demand obligations and are reported at fair value, which is equal to cost. Investments classified as held-to-maturity consist of fixed rate debt securities and are reported at cost. The reported values of these investments by major security type are summarized below (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2007	2006	2006
Bonds, notes and other securities:
Variable rate demand obligations	$—	$—	$58,965
Other debt securities	—	—	10,000

Total medium-term investments	$—	$—	$68,965

While the contractual maturities for the variable rate demand obligations noted above are generally long term (longer than one year), these securities have certain economic characteristics of current (less than one year) investments because of their rate-setting mechanisms. Therefore, all our medium-term investments as of March 31, 2006 were classified as current assets based on our investing practices and intent.

Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (in thousands of dollars):

	Three Months Ended
	March 31
	2007	2006
Proceeds	$—	$106,175
Gross realized gains	$—	insignificant
Gross realized losses	$—	insignificant
There were no transfers from either the available-for-sale or held-to-maturity categories to the trading category during the three months ended March 31, 2007 and 2006. Gross unrealized holding gains related to medium-term investments classified as held-to-maturity were $36,000 as of March 31, 2006.

7.	Derivative Instruments

We may periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on natural gas or other commodity energy sources subject to our risk management policies.

In connection with the sale of our Chemicals business, we entered into an earn-out agreement that requires the purchaser, Basic Chemicals, to make future payments capped at $150,000,000 based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. We have not designated the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value, if any, are recognized in current earnings. Furthermore, pursuant to SAB Topic 5:Z:5, changes in fair value are recognized in continuing operations. During the three month periods ended March 31, 2007 and 2006, we recorded gains of $700,000 and $12,181,000, respectively. These gains are reflected in other income, net of other charges, in our accompanying Condensed Consolidated Statements of Earnings.

There was no impact to earnings due to hedge ineffectiveness during the three months ended March 31, 2007 and 2006.

8.	Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. Total comprehensive income comprises the following (in thousands of dollars):

	Three Months Ended
	March 31
	2007	2006
		(As Adjusted -
		See Note 2)
Net earnings	$88,874	$70,085
Other comprehensive income:
Fair value adjustments to cash flow hedges	34	—
Amortization of prior service cost included in net periodic benefit costs for pension and postretirement plans	529	—

Total comprehensive income	$89,437	$70,085

9.	Shareholders’ Equity

On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. As of March 31, 2007, 3,411,416 shares remained under the purchase authorization.

The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended
	March 31
	2007	2006
Shares purchased:
Number	44,123	272,122
Total cost (thousands)	$4,800	$19,337
Average cost	$108.78	$71.06

	Mar. 31	Dec. 31	Mar. 31
	2007	2006	2006
Shares in treasury at period end:
Number	44,414,307	45,098,644	39,096,748
Average cost	$29.16	$28.78	$20.45
All shares purchased in the three months ended March 31, 2007, were purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans. Of the 272,122 shares purchased in the three months ended March 31, 2006, 221,400 shares were purchased in the open market and 50,722 shares were purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans.

10.	Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended
	March 31
	2007	2006
PENSION BENEFITS
Components of Net Periodic Benefit Cost:
Service cost	$5,172	$4,581
Interest cost	8,646	8,031
Expected return on plan assets	(11,607)	(10,993)
Amortization of prior service cost	189	267
Recognized actuarial loss	456	434

Net periodic benefit cost	$2,856	$2,320

	Three Months Ended
	March 31
	2007	2006
OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost:
Service cost	$1,134	$904
Interest cost	1,398	1,190
Amortization of prior service cost	(42)	(42)
Recognized actuarial loss	253	119

Net periodic benefit cost	$2,743	$2,171

The net periodic benefit costs for pension plans and postretirement plans during the three months ended March 31, 2007 include pretax reclassifications from other comprehensive income totaling $645,000 and $211,000, respectively, which are related to amortization of prior service costs and actuarial losses. During the three months ended March 31, 2007 and 2006, contributions of $292,000 and $318,000, respectively, were made to our pension plans.

11.	Credit Facilities, Short-term Borrowings and Long-term Debt

Short-term borrowings are summarized as follows (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2007	2006	2006
Bank borrowings	$14,500	$2,500	$—
Commercial paper	225,900	196,400	—

Total short-term borrowings	$240,400	$198,900	$—

Short-term borrowings outstanding as of March 31, 2007 consisted of $14,500,000 of bank borrowings at 5.545% maturing within April 2007 and $225,900,000 of commercial paper having maturities ranging from 2 to 5 days and interest rates ranging from 5.35% to 5.50%. We plan to reissue most, if not all, of these notes when they mature. These short-term borrowings are used for general corporate purposes, including working capital requirements.

Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $770,000,000 were maintained at March 31, 2007, of which $200,000,000 expires September 14, 2007, $20,000,000 expires January 30, 2008 and $550,000,000 expires June 27, 2011. As of March 31, 2007, $14,500,000 of the lines of credit were drawn. Interest rates are determined at the time of borrowing based on current market conditions.

All our debt obligations, both short-term borrowings and long-term debt, are unsecured as of March 31, 2007.

Long-term debt is summarized as follows (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2007	2006	2006
6.00% 10-year notes issued 1999	$250,000	$250,000	$250,000
Private placement notes	49,212	49,335	81,991
Medium-term notes	21,000	21,000	21,000
Other notes	2,018	2,359	2,415

Total debt excluding short-term borrowings	$322,230	$322,694	$355,406
Less current maturities of long-term debt	727	630	32,547

Total long-term debt	$321,503	$322,064	$322,859

Estimated fair value of total long-term debt	$332,050	$332,611	$333,820

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization, as defined in our bank credit facility agreements, must be less than 60%. Our total debt as a percentage of total capital was 21.2% as of March 31, 2007; 20.6% as of December 31, 2006 (as adjusted — see Note 2); and 14.0% as of March 31, 2006 (as adjusted — see Note 2).

The estimated fair value amounts of long-term debt presented in the table above have been determined by discounting expected future cash flows based on interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates are based on information available to us as of the respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

12.	Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143) applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

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

We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the three month periods ended March 31, we recognized operating costs related to FAS 143 as follows: 2007 — $4,545,000; and 2006 — $3,469,000. FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2007	2006
Balance at beginning of period	$114,829	$105,774
Liabilities incurred	174	347
Liabilities (settled)	(3,085)	(2,925)
Accretion expense	1,439	1,272
Revisions up	1,512	5,366

Balance at end of period	$114,869	$109,834

13.	Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use our commercial banks to issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Substantially all of our standby letters of credit are renewable annually.

Our standby letters of credit as of March 31, 2007 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims	$16,194	One year	Renewable annually
Payment surety required by utilities	100	One year	Renewable annually
Contractual reclamation/restoration requirements	35,752	One year	Renewable annually

Total standby letters of credit	$52,046

14.	Acquisitions
During the three months ended March 31, 2007, we acquired the assets of the following facilities for cash payments of approximately $58,857,000 including acquisition costs and net of acquired cash:
— an aggregates production facility in Illinois

— an aggregates production facility in North Carolina
We have recorded the acquisitions above based on preliminary purchase price allocations which are subject to change.

15.	Goodwill

Changes in the carrying amount of goodwill for the periods presented below are summarized as follows (in thousands of dollars):

Goodwill as of March 31, 2006	$628,683

Goodwill of acquired businesses	(2,800)
Purchase price allocation adjustments	(5,694)

Goodwill as of December 31, 2006	$620,189

Goodwill of acquired businesses*	30,017
Purchase price allocation adjustments	—

Goodwill as of March 31, 2007	$650,206

*	The goodwill of acquired businesses for 2007 relates to the acquisitions listed in Note 14 above. We are currently evaluating the final purchase price allocations; therefore, the goodwill amount is subject to change. When finalized, the goodwill from these 2007 acquisitions is expected to be fully deductible for income tax purposes.
16.	New Accounting Standards

See Note 2 for a discussion of the accounting standards adopted in 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under FAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007; we expect to adopt FAS 157 as of January 1, 2008.

In September 2006, the FASB issued FAS 158. In addition to the recognition provisions (which we adopted December 31, 2006), FAS 158 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement is effective for fiscal years ending after December 15, 2008. We are currently evaluating the timing of our adoption of the measurement date provisions of FAS 158 and the estimated impact such adoption will have on our financial statements.

17.	Enterprise Data — Continuing Operations

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

The majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Due to the sale of our Chemicals business as described in Note 3, we have one reportable segment, Construction Materials, which constitutes continuing operations.

Net sales by product are summarized below (in millions of dollars):

	Three Months Ended
	March 31
	2007	2006
NET SALES BY PRODUCT
Aggregates	$455.8	$459.9
Asphalt mix	96.8	85.6
Concrete	48.0	64.6
Other	29.6	32.2

Total	$630.2	$642.3

18.	Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (in thousands of dollars):

	2007	2006
Cash payments:
Interest (exclusive of amount capitalized)	$1,632	$6,999
Income taxes	3,145	9,154
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	29,500	9,934
Debt issued for purchases of property, plant and equipment	5	—
Proceeds receivable from exercise of stock options	48	—
19.	Other Commitments and Contingencies

We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K, which we believe are material to the development of such proceedings, are described below.

In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that will further damage the road. The court in this case recently granted summary judgment in our favor on certain claims. If this ruling stands, we believe this could preclude certain damage claims by the plaintiffs. However, the court also granted the plaintiffs’ motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing.

We produced and marketed industrial sand from 1988 to 1994. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of April 19, 2007, the number of suits totaled 100, involving an aggregate of 566 plaintiffs. Of the pending suits, 51 with 494 plaintiffs are filed in Texas. The balance of the suits have been brought by plaintiffs in state courts in Alabama, California, Florida, Louisiana and Mississippi. We are seeking dismissal of all suits on the grounds that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals without settlement payments from 548 cases involving 17,190 plaintiffs.

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved. As of March 31, 2007, we had recorded liabilities of $9,702,000 related to claims and litigation for which a loss was determined to be probable and reasonably estimable. For claims and litigation for which a loss was determined to be only reasonably possible, no liability was recorded. Furthermore, the potential range of such losses would not be material to our condensed consolidated financial statements. In addition, losses on certain claims and litigation may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

20.	Major Pending Acquisition

As noted in our most recent Annual Report on Form 10-K, on February 19, 2007 we signed a definitive agreement to acquire 100% of the stock of Florida Rock Industries, Inc. (Florida Rock), a leading producer of construction aggregates, cement, concrete and concrete products in the Southeast and Mid-Atlantic states, in exchange for cash and stock valued at approximately $4.6 billion based on the February 16, 2007 closing price of Vulcan common stock. Under the terms of the agreement, Vulcan shareholders will receive one share of common stock in a new holding company (whose subsidiaries will be Vulcan Materials and Florida Rock) for each Vulcan share. Florida Rock shareholders can elect to receive either 0.63 shares of the new holding company or $67.00 in cash for each Florida Rock share, subject to proration to ensure that in the aggregate 70% of Florida Rock shares will be converted into cash and 30% of Florida Rock shares will be converted into stock. We intend to finance the transaction with approximately $3.2 billion in debt and approximately $1.4 billion in stock based on the February 16, 2007 closing price of Vulcan common stock. We have received a firm commitment from Goldman, Sachs & Co. to provide bridge financing for the transaction. The transaction is intended to be non-taxable for Vulcan shareholders and nontaxable for Florida Rock shareholders to the extent they receive stock. The acquisition has been unanimously approved by the Boards of Directors of each company and is subject to approval by a majority of Florida Rock shareholders, regulatory approvals and customary closing conditions. The transaction is expected to close in mid-year 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL COMMENTS
Overview
Vulcan provides essential infrastructure materials required by the U.S. economy. We are the nation’s largest producer of construction aggregates — primarily crushed stone, sand and gravel — and a major producer of asphalt and concrete. We operate primarily in the United States and our principal product — aggregates — is consumed in virtually all types of publicly and privately funded construction. While aggregates are our primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and concrete, can be managed effectively in certain markets to generate acceptable financial returns. As such, we evaluate the structural characteristics of individual markets to determine the appropriateness of an aggregates only or vertical integration strategy. Demand for our products is dependent on construction activity. The primary end uses include public construction, such as highways, bridges, airports, schools and prisons, as well as private nonresidential (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (e.g., single-family and multifamily). Customers for our products include heavy construction and paving contractors; commercial building contractors; concrete products manufacturers; residential building contractors; state, county and municipal governments; railroads; and electric utilities. Customers are served by truck, rail and water networks from our production facilities and sales yards.
Seasonality of our Business
Virtually all our products are produced and consumed outdoors. Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that seasonal changes and other weather-related conditions can have on the production and sales volumes of our products. Normally, the highest sales and earnings are attained in the third quarter and the lowest are realized in the first quarter. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending. These cyclical swings are further affected by fluctuations in interest rates, and demographic and population fluctuations.
Forward-looking Statements
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount of any future payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business; our ability to manage and successfully integrate acquisitions; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

RESULTS OF OPERATIONS
In the discussion that follows, discontinued operations are discussed separately. Continuing operations consist solely of Construction Materials. The comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.
First Quarter 2007 as Compared with First Quarter 2006
We achieved record first quarter net earnings of $88.9 million, or $0.91 per diluted shared, a 34% increase from the prior year’s first quarter net earnings of $0.68 per diluted share. First quarter net sales were $630.2 million compared with $642.3 million in the prior year.
Net earnings in the first quarter of 2007 include a gain on sale of real estate in California of $0.27 per diluted share. Net earnings in the prior year’s first quarter include a gain of $0.07 per diluted share related to an increase in the carrying value of the ECU earn-out received in connection with the 2005 sale of our Chemicals business and a $0.02 per diluted share loss from discontinued operations.
During the first quarter of 2007, we acquired aggregates operations in Illinois and North Carolina. Additionally, in March, we received $8.4 million in cash from the 5CP earn-out agreement received in connection with the 2005 sale of our Chemicals business compared with $3.9 million received in March of 2006. The cash receipts had no earnings effect in either quarter. This earn-out is to be paid annually in the first quarter, subject to certain conditions, through 2013.
Continuing Operations:
First quarter net sales decreased 2% from the prior year resulting from lower volumes partially offset by higher prices. Concrete sales decreased $16.6 million from the prior year’s first quarter and were a primary driver of the 2% decrease in overall net sales in the first quarter. First quarter 2007 aggregates shipments declined due to less favorable weather than the first quarter of 2006 and weakness in residential construction. During last year’s first quarter, aggregates shipments surged 13% due to the combination of favorable weather and strong demand resulting in significantly higher than normal first quarter shipments. The average unit price for aggregates in the first quarter increased 16% from the prior year’s level, while aggregates shipments decreased 14%. Our key products realized double-digit price increases.
Gross profit as a percentage of net sales, which excludes gains on sale of real estate, was 26.5%, up 1.0 percentage point from the prior year’s level of 25.5%. The aforementioned double-digit price increases for our key products more than offset the earnings effect of lower sales volumes. Earnings in the asphalt product line increased significantly as higher prices more than offset higher costs for key raw materials and lower sales volumes. First quarter concrete earnings were lower than the prior year’s level as higher prices were more than offset by lower sales volumes and higher costs for raw materials. Unit costs for diesel fuel in the first quarter approximated the prior year’s first quarter.
Selling, administrative and general expenses of $74.4 million increased $9.4 million, or 14%, from the prior year due mostly to higher employee-related costs and expenses associated with the pending acquisition of Florida Rock Industries Inc. (Florida Rock), improving business processes and the replacement of legacy information systems.
Gain on sale of property, plant and equipment increased $45.6 million from the prior year’s first quarter due primarily to the aforementioned sale of real estate in California during January 2007. The resulting pretax gain, net of transaction costs, for this real estate was $43.8 million.

Operating earnings were $137.1 million compared with $99.0 million in the prior year, an increase of 38.5%.
Other income, net decreased $10.9 million from the prior year’s first quarter. Other income, net in the current year’s first quarter includes a $0.7 million gain from adjustment in the carrying value of the ECU earn-out, compared with a $12.2 million gain in the prior year’s first quarter.
Our effective tax rate from continuing operations was 32.8% for the first quarter of 2007 compared with 33.1% in the prior year’s same period. This decrease primarily results from the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007. Generally and subject to certain limitations, this deduction is set to further increase to 9% in 2010 and thereafter.
As a result of the items above, earnings from continuing operations for the first quarter of 2007 of $89.3 million reflect an increase of $17.4 million or 24% from the first quarter of 2006.
Discontinued Operations:
We reported a pretax loss from discontinued operations of $0.8 million during the first quarter of 2007 and $3.0 million during the first quarter of 2006. These losses primarily reflect charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.

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
Cash Flows
Net cash provided by operating activities increased $26.1 million to $98.1 million during the three months ended March 31, 2007 as compared with $72.0 million during the same period in 2006. When compared with the prior year, net earnings adjusted for non-cash expenses related to depreciation, depletion, accretion and amortization increased $25.9 million. A comparative increase in liabilities before initial effects of business acquisitions and dispositions, primarily found in trade payables, accrued interest and accrued taxes, provided an increase in operating cash flow of $34.9 million. Additionally, net gain on sale of property, plant and equipment increased $45.6 million resulting primarily from the $43.7 million pretax gain on the sale of real estate in California. The cash provided by these gains are a component of proceeds from the sale of property, plant and equipment, which is appropriately presented in the investing section and therefore not reflected in cash flows from operating activities.
Net cash used for investing activities was $120.5 million during the three months ended March 31, 2007 as compared with $0.6 million during the same period in 2006. The $119.9 million change in investing cash flows is principally due to a decrease in proceeds from sales and maturities of medium-term investments of $106.2 million, an increase in payments for business acquisitions of $45.2 million and an increase in purchases of property, plant and equipment of $26.8 million, partially offset by higher proceeds from the sale of property, plant and equipment of $48.3 million primarily related to the sale of real estate in California.
Financing activities provided cash flows of $37.1 million during the three months ended March 31, 2007 as compared with $266.2 million used during the same period in 2006. This $303.3 million change is primarily related to a $240.0 million decrease in cash payments to retire debt obligations, a $41.5 million increase in short-term borrowings and a $14.5 million decrease in cash used to purchase common stock. These increases in cash provided by financing activities were partially offset by an increase in dividends paid of $6.6 million.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled $239.4 million at March 31, 2007, a decrease of $4.3 million from December 31, 2006 and a decrease of $357.6 million from March 31, 2006. The decrease in working capital over the twelve month period ended March 31, 2007 resulted primarily from a decrease in accounts and notes receivable of $110.0 million, a decrease in medium-term investments of $69.0 million and an increase in short-term borrowings of $240.4 million. The twelve-month decrease in accounts and notes receivable was primarily related to the two contingent earn-out agreements obtained in connection with the sale of our Chemicals business. The combined current balances of these earn-out agreements decreased $95.6 million during the twelve-month period ended March 31, 2007 resulting from cash receipts of $136.2 million offset in part by increased ECU earn-out valuations of $17.2 million (gain on the ECU earn-out) and reclassifications from noncurrent to current of $23.4 million.

Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2007	2006	2006
Short-term investments:
Cash equivalents	$69,960	$50,374	$80,343
Medium-term investments	—	—	68,965

Total short-term investments	$69,960	$50,374	$149,308

Short-term borrowings:
Bank borrowings	$14,500	$2,500	$—
Commercial paper	225,900	196,400	—

Total short-term borrowings	$240,400	$198,900	$—

Net short-term (borrowings)/investments	$(170,440)	$(148,526)	$149,308

Short-term borrowings outstanding as of March 31, 2007 of $240.4 million consisted of $14.5 million of bank borrowings at 5.545% maturing within April 2007 and $225.9 million of commercial paper having maturities ranging from 2 to 5 days and interest rates ranging from 5.35% to 5.50%. We plan to reissue most, if not all, of these notes when they mature. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $770.0 million were maintained at March 31, 2007, of which $200.0 million expires September 14, 2007, $20.0 million expires January 30, 2008 and $550.0 million expires June 27, 2011. As of March 31, 2007, $14.5 million of the lines of credit were drawn. Closely following the February 19, 2007 announcement of our intention to acquire Florida Rock and the resulting financing requirements, Standard & Poor’s (S&P) lowered its credit ratings on our long-term debt and commercial paper and placed the ratings on credit watch with negative implications. On the same day, Moody’s Investors Service, Inc. (Moody’s) placed its ratings of our long-term debt and commercial paper under review for possible downgrade. As of March 31, 2007, our commercial paper was rated A-2 and P-1 by S&P and Moody’s, respectively.
Current Maturities
Current maturities of long-term debt are summarized below (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2007	2006	2006
Private placement notes	$—	$—	$32,000
Other notes	727	630	547

Total	$727	$630	$32,547

Maturity dates for our current maturities as of March 31, 2007 are as follows: September 2007 — $0.2 million; March 2008 — $0.3 million; and various dates for the remaining $0.2 million. We expect to retire this debt using available cash or by issuing commercial paper.

Debt and Capital
     The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	Mar. 31	Dec. 31	Mar. 31
	2007	2006	2006
Debt:
Current maturities of long-term debt	$727	$630	$32,547
Short-term borrowings	240,400	198,900	—
Long-term debt	321,503	322,064	322,859

Total debt	$562,630	$521,594	$355,406

Capital:
Total debt	$562,630	$521,594	$355,406
Shareholders’ equity *	2,094,556	2,010,899	2,190,282

Total capital	$2,657,186	$2,532,493	$2,545,688

Ratio of total debt to total capital	21.2%	20.6%	14.0%

*	As adjusted for December 31, 2006 and March 31, 2006. See Note 2 to the condensed consolidated financial statements.
In the future, our total debt as a percentage of total capital will depend upon specific investment and financing decisions. We believe our cash-generating capability, combined with our financial strength and geographic diversification, can comfortably support a target range of 35% to 40%. Following the close of the transaction to acquire Florida Rock, we anticipate our total debt as a percentage of total capital to increase to approximately 51%. We intend to maintain an investment grade rating and expect our operating cash flows will enable us to reduce our total debt as a percentage of total capital to a range of 35% to 40% within three years of close, in line with our historic capital structure targets. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash flow or issuing debt or equity securities.
As previously noted, closely following the announcement of our intention to acquire Florida Rock and the resulting financing requirements, S&P lowered its credit ratings on our long-term debt and commercial paper and placed the ratings on credit watch with negative implications. On the same day, Moody’s placed its ratings of our long-term debt and commercial paper under review for possible downgrade. As of March 31, 2007, S&P and Moody’s rated our public long-term debt at the A- and A1 levels, respectively.
Cash Contractual Obligations
Our obligation to make future payments under contracts is outlined in our most recent Annual Report on Form 10-K.
On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) as described in Note 2 to the condensed consolidated financial statements. As of January 1, 2007 and March 31, 2007, our total liabilities for unrecognized tax benefits amounted to $11,760,000 and $12,310,000, respectively. We do not believe that our adoption of FIN 48 has a material effect on the schedule of cash contractual obligations included in our most recent Annual Report on Form 10-K because we cannot make a reasonably reliable estimate of the amount and period of related future payments of our FIN 48 liabilities.

Standby Letters of Credit
We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use our commercial banks to issue standby letters of credit to secure our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are cancelled. Substantially all of our standby letters of credit are renewable annually.
Our standby letters of credit as of March 31, 2007 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims	$16,194	One year	Renewable annually
Payment surety required by utilities	100	One year	Renewable annually
Contractual reclamation/restoration requirements	35,752	One year	Renewable annually

Total standby letters of credit	$52,046

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.
Additionally, due to the adoption of FIN 48 (as described in Note 2 to the condensed consolidated financial statements), we have revised our policy on income taxes with respect to accounting for uncertain tax positions. We consider our policy on income taxes to be a critical accounting policy due to the significant level of estimates, assumptions and judgments and its potential impact on our consolidated financial statements. We have included below a description of our accounting policy for income taxes, which reflects changes to our accounting policy for uncertain tax positions.
Income Taxes
Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.
In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made.
APB Opinion No. 23, “Accounting for Income Taxes, Special Areas,” does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) effective January 1, 2007. In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.
A number of years may elapse before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the effective tax rate and may require the use of cash in the period of resolution. Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.
We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.
Our largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for percentage depletion. The deduction for percentage depletion does not necessarily change proportionately to changes in pretax earnings. Due to the magnitude of the impact of percentage depletion on our effective tax rate and taxable income, a significant portion of the financial reporting risk is related to this estimate.
The American Jobs Creation Act of 2004 created a new deduction for certain domestic production activities as described in Section 199 of the Internal Revenue Code. Generally and subject to certain limitations, the deduction was set at 3% for 2005 and 2006, increased to 6% in 2007 through 2009 and reaches 9% in 2010 and thereafter.

INVESTOR ACCESS TO COMPANY FILINGS
We make available free of charge on our website, vulcanmaterials.com, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database, at sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, at no charge, by writing to:
William F. Denson, III
Secretary
Vulcan Materials Company
1200 Urban Center Drive
Birmingham, Alabama 35242

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we may utilize derivative financial instruments.
We are exposed to risk related to the ultimate proceeds to be received from the sale of our Chemicals business. As described in Note 3 to the condensed consolidated financial statements, in addition to the initial proceeds, we are entitled to receive annual cash receipts under two separate earn-outs, subject to certain conditions. The first earn-out is based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. Payments to us pursuant to this ECU earn-out are capped at $150.0 million and it is accounted for as a derivative instrument. Accordingly, it is reported at fair value and changes, if any, to the fair value of the ECU derivative are recorded in current earnings from continuing operations. Future estimates of this derivative’s fair value could vary from period to period. The determination of the fair value of the ECU derivative is discussed in greater detail in our most recent Annual Report on Form 10-K. Proceeds under the second earn-out are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the June 7, 2005 sale through 2012. Although we expect the total proceeds received in connection with the sale of our Chemicals business, including contingent proceeds under the two earn-outs, to exceed the carrying amount of the net assets sold, no gain on the sale was recognized since SFAS No. 5, “Accounting for Contingencies,” precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt. Accordingly, the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. The combined carrying amount of these earn-outs (reflected in accounts and notes receivable and noncurrent other assets in the accompanying Condensed Consolidated Balance Sheets) were as follows: March 31, 2007 — $41.7 million, December 31, 2006 — $49.5 million and March 31, 2006 — $156.7 million. The $7.8 million decrease in the combined carrying amount from December 31, 2006 is due primarily to cash receipts in 2007 totaling $8.4 million under the 5CP earn-out, partially offset by a gain of $0.7 million on the ECU earn-out (reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2007).
We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. We had no interest rate swap agreements outstanding as of March 31, 2007, December 31, 2006 and March 31, 2006.
We do not enter into derivative financial instruments for speculative or trading purposes.
At March 31, 2007, the estimated fair market value of our long-term debt instruments including current maturities was $332.8 million as compared with a book value of $322.2 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of our liability by approximately $7.6 million.
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

Item 4. Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the first quarter of 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in those earlier disclosures remain outstanding.
In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that will further damage the road. The court in this case recently granted summary judgment in our favor on certain claims. If this ruling stands, we believe this could preclude certain damage claims by the plaintiffs. However, the court also granted the plaintiffs’ motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing.
We produced and marketed industrial sand from 1988 to 1994. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of April 19, 2007, the number of suits totaled 100, involving an aggregate of 566 plaintiffs. Of the pending suits, 51 with 494 plaintiffs are filed in Texas. The balance of the suits have been brought by plaintiffs in state courts in Alabama, California, Florida, Louisiana and Mississippi. We are seeking dismissal of all suits on the grounds that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals without settlement payments from 548 cases involving 17,190 plaintiffs.
Although the ultimate outcome of these matters is uncertain, it is our opinion that the disposition of these described lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2006 (Form 10-K).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities

The following table presents a summary of share purchases we made during the quarter ended March 31, 2007:

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet be
	Shares Purchased	Paid per Share	Publicly Announced	Purchased Under the
Period	(1)	(2)	Plans or Programs	Plans or Programs (3)
Jan. 1 - 31, 2007	—	$—	—	3,455,539
Feb. 1 - 28, 2007	41,033	$108.32	41,033	3,414,506
Mar. 1 - 31, 2007	3,090	$114.90	3,090	3,411,416

Total	44,123	$108.78	44,123

(1)	All shares purchased during the first quarter of 2007 were purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans.

(2)	The average price paid per share includes commission costs.

(3)	On February 10, 2006, the Board of Directors authorized the Company to purchase up to 10,000,000 shares. As of March 31, 2007, there were 3,411,416 shares remaining under the authorization. We may make share purchases from time to time in the open market or through privately negotiated transactions, depending upon market, business, legal and other conditions.
We did not have any unregistered sales of equity securities during the first quarter of 2007.

Item 6. Exhibits
Exhibit 31(a) — Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(b) — Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(a) — Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(b) — Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date May 1, 2007
/s/ Ejaz A. Khan

Ejaz A. Khan Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone

Daniel F. Sansone Senior Vice President, Chief Financial Officer