Form 10-Q
period 2007-06-30
VULCAN MATERIALS CO
filed 2007-07-31
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at June 30, 2007

Common Stock, $1 Par Value	95,550,384

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Vulcan Materials Company
and Subsidiary Companies

	(Amounts in thousands)
Consolidated Balance Sheets	June 30	December 31	June 30
(Condensed and unaudited)	2007	2006	2006
			(As Adjusted —
			See Note 2)
Assets
Cash and cash equivalents	$34,593	$55,230	$71,191
Accounts and notes receivable:
Accounts and notes receivable, gross	464,165	394,815	612,484
Less: Allowance for doubtful accounts	(3,246)	(3,355)	(4,238)

Accounts and notes receivable, net	460,919	391,460	608,246
Inventories:
Finished products	251,486	214,508	204,114
Raw materials	11,803	9,967	10,138
Products in process	2,494	1,619	1,959
Operating supplies and other	20,329	17,443	18,452

Inventories	286,112	243,537	234,663
Deferred income taxes	18,531	25,579	19,281
Prepaid expenses	14,711	15,388	13,830

Total current assets	814,866	731,194	947,211
Investments and long-term receivables	5,004	6,664	6,729
Property, plant and equipment:
Property, plant and equipment, cost	4,119,748	3,897,618	3,668,316
Less: Reserve for depr., depl. & amort.	(2,114,125)	(2,028,504)	(1,953,064)

Property, plant and equipment, net	2,005,623	1,869,114	1,715,252
Goodwill	650,205	620,189	630,802
Other assets	213,951	200,673	189,500

Total assets	$3,689,649	$3,427,834	$3,489,494

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$727	$630	$32,547
Short-term borrowings	224,000	198,900	217,000
Trade payables and accruals	161,032	154,215	186,978
Other current liabilities	126,350	133,763	181,022

Total current liabilities	512,109	487,508	617,547
Long-term debt	321,365	322,064	322,645
Deferred income taxes	293,199	287,905	278,778
Other noncurrent liabilities	340,386	319,458	289,608

Total liabilities	1,467,059	1,416,935	1,508,578
Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity:
Common stock, $1 par value	139,705	139,705	139,705
Capital in excess of par value	248,153	191,695	172,079
Retained earnings	3,124,385	2,982,526	2,803,275
Accumulated other comprehensive income (loss)	2,924	(4,953)	(2,213)
Treasury stock at cost	(1,292,577)	(1,298,074)	(1,131,930)

Shareholders’ equity	2,222,590	2,010,899	1,980,916

Total liabilities and shareholders’ equity	$3,689,649	$3,427,834	$3,489,494

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
Consolidated Statements of Earnings	June 30		June 30
(Condensed and unaudited)	2007	2006	2007	2006
		(As Adjusted See Note 2)		(As Adjusted See Note 2)

Net sales	$807,818	$807,781	$1,438,005	$1,450,053
Delivery revenues	71,026	80,381	128,026	146,797

Total revenues	878,844	888,162	1,566,031	1,596,850

Cost of goods sold	522,585	549,898	985,577	1,028,277
Delivery costs	71,026	80,381	128,026	146,797

Cost of revenues	593,611	630,279	1,113,603	1,175,074

Gross profit	285,233	257,883	452,428	421,776
Selling, administrative and general expenses	71,308	65,151	145,710	130,163
Gain on sale of property, plant and equipment, net	4,852	1,304	51,239	2,061
Other operating expense (income), net	1,544	(24,088)	3,578	(23,463)

Operating earnings	217,233	218,124	354,379	317,137

Other (expense) income, net	(113)	10,756	1,089	22,849
Interest income	1,117	1,472	2,440	4,119
Interest expense	8,091	5,690	14,726	11,975

Earnings from continuing operations before income taxes	210,146	224,662	343,182	332,130
Provision for income taxes	66,465	72,314	110,162	107,878

Earnings from continuing operations	143,681	152,348	233,020	224,252
Discontinued operations (Note 3):
Loss from results of discontinued operations	(2,787)	(2,868)	(3,564)	(5,900)
Income tax benefit	1,117	1,153	1,429	2,366

Loss on discontinued operations, net of tax	(1,670)	(1,715)	(2,135)	(3,534)

Net earnings	$142,011	$150,633	$230,885	$220,718

Basic earnings (loss) per share:
Earnings from continuing operations	$1.50	$1.53	$2.44	$2.24
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)

Net earnings per share	$1.49	$1.51	$2.42	$2.21

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.46	$1.50	$2.38	$2.20
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)

Net earnings per share	$1.45	$1.48	$2.36	$2.16

Weighted-average common shares outstanding:
Basic	95,578	99,430	95,376	99,988
Assuming dilution	98,157	101,636	98,023	102,153

Cash dividends declared per share of common stock	$0.46	$0.37	$0.92	$0.74
Depreciation, depletion, accretion and amortization from continuing operations	$63,903	$55,170	$124,705	$108,843
Effective tax rate from continuing operations	31.6%	32.2%	32.1%	32.5%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies

	(Amounts in thousands)

	Six Months Ended
Consolidated Statements of Cash Flows	June 30
(Condensed and unaudited)	2007	2006
		(As Adjusted -
		See Note 2)

Operating Activities
Net earnings	$230,885	$220,718
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	124,705	108,861
Net gain on sale of property, plant and equipment	(51,239)	(2,061)
Net gain on sale of contractual rights	—	(24,849)
Contributions to pension plans	(584)	(778)
Share-based compensation	8,282	8,354
Increase in assets before initial effects of business acquisitions and dispositions	(113,828)	(143,068)
Increase in liabilities before initial effects of business acquisitions and dispositions	19,570	33,588
Other, net	148	(6,664)

Net cash provided by operating activities	217,939	194,101

Investing Activities
Purchases of property, plant and equipment	(234,800)	(187,273)
Proceeds from sale of property, plant and equipment	55,492	4,742
Proceeds from sale of contractual rights, net of cash transaction fees	—	24,888
Proceeds from sale of Chemicals business	8,418	3,930
Payment for businesses acquired, net of acquired cash	(58,861)	(20,355)
Proceeds from sales and maturities of medium-term investments	—	175,140
Decrease in investments and long-term receivables	1,660	240
Other, net	718	543

Net cash provided by (used for) investing activities	(227,373)	1,855

Financing Activities
Net short-term borrowings	25,100	217,000
Payment of short-term debt and current maturities	(320)	(240,305)
Payment of long-term debt	(47)	—
Purchases of common stock	(4,800)	(335,224)
Dividends paid	(87,610)	(73,855)
Proceeds from exercise of stock options	32,963	19,537
Excess tax benefits from exercise of stock options	23,511	9,626
Other, net	—	3,318

Net cash used for financing activities	(11,203)	(399,903)

Net decrease in cash and cash equivalents	(20,637)	(203,947)
Cash and cash equivalents at beginning of period	55,230	275,138

Cash and cash equivalents at end of period	$34,593	$71,191

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
Our accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 (Form 10-K) and Current Report on Form 8-K filed on July 12, 2007 updating the historical financial statements included in our Form 10-K for the retrospective application of a change in accounting principle, as described in Note 2 (FSP AUG AIR-1 caption).
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
We recognized adjustments to our liability for prior year unrecognized tax benefits of $1,310,000 during the second quarter of 2007 and $1,860,000 during the first half of 2007. As of June 30, 2007, our total liability for unrecognized tax benefits amounts to $13,620,000, of which $11,860,000 would affect the effective tax rate if recognized.
We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were $2,670,000 as of June 30, 2007 and $2,060,000 as of January 1, 2007.
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
FSP AUG AIR-1 — On January 1, 2007, we adopted FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). This FSP amended certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airlines” (Airline Guide). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance activities and permits four alternative methods of accounting for such activities. This guidance principally affects our accounting for periodic overhauls on our oceangoing vessels. Prior to January 1, 2007, we applied the accrue-in-advance method as permitted by the Airline Guide, which allowed for the accrual of estimated costs for the next scheduled overhaul over the period leading up to the overhaul. At the time of the overhaul, the actual cost of the overhaul was charged to the accrual, with any deficiency or excess charged or credited to expense. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method, and was effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted this FSP effective January 1, 2007, and have elected to use the deferral method of accounting for planned major maintenance as permitted by the Airline Guide and allowed by FSP AUG AIR-1. Under the deferral method, the actual cost of each overhaul is capitalized and amortized over the period until the next overhaul. Additionally, the FSP must be applied retrospectively to the beginning of the earliest period presented in the financial statements. As a result of the retrospective application of this change in accounting standard, we have adjusted our financial statements for all prior periods presented to reflect using the deferral method of accounting for planned major maintenance.
The following table reflects the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Balance Sheet (in thousands of dollars):

	June 30, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Balance Sheet Data:
Deferred income taxes	$19,441	$(160)	$19,281
Total current assets	947,371	(160)	947,211
Other assets	185,292	4,208	189,500
Total assets	3,485,446	4,048	3,489,494
Other current liabilities	187,193	(6,171)	181,022
Total current liabilities	623,718	(6,171)	617,547
Total liabilities	1,514,749	(6,171)	1,508,578
Retained earnings	2,793,056	10,219	2,803,275
Shareholders’ equity	1,970,697	10,219	1,980,916
Total liabilities and shareholders’ equity	3,485,446	4,048	3,489,494

The following tables reflect the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Statements of Earnings (in thousands of dollars, except per share data):

	Three Months Ended June 30, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Statement of Earnings Data:
Net sales	$807,781	$—	$807,781
Cost of goods sold	550,045	(147)	549,898
Cost of revenues	630,426	(147)	630,279
Gross profit	257,736	147	257,883
Selling, administrative and general expenses	65,180	(29)	65,151
Operating earnings	217,948	176	218,124
Earnings from continuing operations before income taxes	224,486	176	224,662
Provision for income taxes	75,080	(2,766)	72,314
Earnings from continuing operations	149,406	2,942	152,348
Net earnings	147,691	2,942	150,633

Basic earnings per share	$1.49	$0.02	$1.51
Diluted earnings per share	$1.45	$0.03	$1.48

	Six Months Ended June 30, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Statement of Earnings Data:
Net sales	$1,450,053	$—	$1,450,053
Cost of goods sold	1,028,654	(377)	1,028,277
Cost of revenues	1,175,451	(377)	1,175,074
Gross profit	421,399	377	421,776
Selling, administrative and general expenses	130,222	(59)	130,163
Operating earnings	316,701	436	317,137
Earnings from continuing operations before income taxes	331,694	436	332,130
Provision for income taxes	110,551	(2,673)	107,878
Earnings from continuing operations	221,143	3,109	224,252
Net earnings	217,609	3,109	220,718

Basic earnings per share	$2.18	$0.03	$2.21
Diluted earnings per share	$2.13	$0.03	$2.16
The following table reflects the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Statement of Cash Flows (in thousands of dollars):

	Six Months Ended June 30, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Statement of Cash Flows Data:
Net earnings	$217,609	$3,109	$220,718
Depreciation, depletion, accretion and amortization	108,018	843	108,861
Increase in assets before initial effects of business acquisitions and dispositions	(139,718)	(3,350)	(143,068)
Increase in liabilities before initial effects of business acquisitions and dispositions	34,190	(602)	33,588
Net cash provided by operating activities	194,101	—	194,101

During the second quarter of 2006, we determined that the cumulative undistributed earnings at a certain wholly owned foreign subsidiary would be indefinitely reinvested offshore, and accordingly reversed the associated deferred tax liability pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas.” One result of the retrospective application of FSP AUG AIR-1 was an increase in the cumulative undistributed earnings at this foreign subsidiary, and an increase in the associated cumulative deferred tax liability. Consistent with our prior determination that the cumulative undistributed earnings would be indefinitely reinvested offshore, the deferred tax liability arising from the retrospective adjustments was reversed, resulting in the favorable adjustments to the provision for income taxes for the three and six months ended June 30, 2007 of $2,766,000 and $2,673,000, respectively.
3. Discontinued Operations
In June 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. These assets consisted primarily of chloralkali facilities in Wichita, Kansas; Geismar, Louisiana and Port Edwards, Wisconsin; and the facilities of our Chloralkali joint venture located in Geismar. The purchaser also assumed certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate all releases of hazardous materials at or from the Wichita, Geismar and Port Edwards plant facilities. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business.
In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214,000,000. Concurrent with the sale transaction, we acquired the minority partner’s 49% interest in the joint venture for an initial cash payment of $62,701,000, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of $151,299,000 were subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In September 2006, we received additional cash proceeds of $10,202,000 related to adjustments for the actual working capital balance at the closing date.
Basic Chemicals is required to make payments under two separate earn-out agreements subject to certain conditions. The first earn-out agreement is based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and is capped at $150,000,000 (ECU earn-out or ECU derivative). The ECU earn-out is accounted for as a derivative instrument; accordingly, it is reported at fair value. Changes to the fair value of the ECU derivative, if any, are recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, “Classification and Disclosure of Contingencies Relating to Discontinued Operations” (SAB Topic 5:Z:5). Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount is shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is growth in 5CP sales volume.
The fair value of the consideration received in connection with the sale of the Chemicals business, including past and anticipated future cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. However, SFAS No. 5, “Accounting for Contingencies,” precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt. Accordingly, no gain was recognized on the Chemicals sale and the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128,167,000.

The carrying amounts of the ECU and 5CP earn-outs are reflected in accounts and notes receivable — other and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The carrying amount of the ECU earn-out was as follows: June 30, 2007 — $22,141,000 (classified entirely as current), December 31, 2006 — $20,213,000 (classified entirely as current) and June 30, 2006 — $142,336,000 (of which $126,867,000 was current). The carrying amount of the ECU earn-out as of June 30, 2007 was limited by the aforementioned $150,000,000 cap on proceeds as the prior receipts plus the current carrying amount total the cap amount. Consequently, we will not record any additional gains related to the ECU earn-out and expect to receive the final payment in the third quarter of 2007. During the first six months of 2007, we recognized gains related to changes in the fair value of the ECU earn-out of $1,929,000 (reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings). During 2006, we received payments of $127,859,000 under the ECU earn-out and recognized gains related to changes in its fair value of $28,722,000 (of which $22,986,000 was reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the six months ended June 30, 2006). The carrying amount of the 5CP earn-out was as follows: June 30, 2007 — $20,828,000 (of which $8,895,000 was current), December 31, 2006 — $29,246,000 (of which $9,030,000 was current) and June 30, 2006 — $25,119,000 (of which $11,151,000 was current).
In March of 2007, we received a payment of $8,418,000 under the 5CP earn-out related to the year ended December 31, 2006. During 2006, we received net payments of $3,856,000 under the 5CP earn-out related to the period from the closing of the transaction in June 2005 through December 31, 2005. Additionally, the final resolution during 2006 of adjustments for working capital balances at the closing date resulted in an increase to the carrying amount of the 5CP earn-out of $4,053,000. Since changes in the carrying amount of the ECU earn-out are reported in continuing operations, any gain or loss on disposal of the Chemicals business will ultimately be recognized to the extent future cash receipts under the 5CP earn-out related to the remaining six-year performance period from January 1, 2007 to December 31, 2012 exceed or fall short of its $20,828,000 carrying amount.
We are potentially liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Based on our evaluation of possible cash receipts from the earn-outs, the likely range for the contingent payments to certain key former Chemicals employees is between $0 and approximately $5 million. As of June 30, 2007, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded.
Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.
There were no net sales or revenues from discontinued operations during the six month periods ended June 30, 2007 or June 30, 2006. Pretax losses from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Pretax loss	$(2,787)	$(2,868)	$(3,564)	$(5,900)

The 2007 and 2006 pretax losses from discontinued operations primarily reflect charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.
4. Earnings Per Share (EPS)
We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Weighted-average common shares outstanding	95,578	99,430	95,376	99,988
Dilutive effect of:
Stock options	2,136	1,761	2,177	1,738
Other	443	445	470	427

Weighted-average common shares outstanding,
assuming dilution	98,157	101,636	98,023	102,153

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The numbers of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Antidilutive common stock equivalents	407	6	407	6
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

The effective tax rate from continuing operations was 31.6% for the three months ended June 30, 2007, down from the 32.2% rate during the same period of 2006. This decrease principally reflects a reduction in estimated income tax liabilities for prior years and the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007. Generally, this deduction, subject to certain limitations, is set to further increase to 9% in 2010 and thereafter.
The effective tax rate from continuing operations for the six months ended June 30, 2007 was 32.1%, down from the 32.5% rate during the same period of 2006. This decrease principally reflects a reduction in estimated income tax liabilities for prior years and the scheduled increase in the deduction for certain domestic production activities, as described above.
6. Medium-term Investments
We had no medium-term investments as of June 30, 2007, December 31, 2006 or June 30, 2006. Historically, our medium-term investments consist of highly liquid securities with a contractual maturity in excess of three months at the time of purchase. We classify our medium-term investments as either available-for-sale or held-to-maturity. Investments classified as available-for-sale consist of variable rate demand obligations and are reported at fair value, which is equal to cost. Investments classified as held-to-maturity consist of fixed rate debt securities and are reported at cost.
While the contractual maturities for variable rate demand obligations are generally long term (longer than one year), these securities have certain economic characteristics of current (less than one year) investments because of their rate-setting mechanisms. Therefore, historically all our medium-term investments are classified as current assets based on our investing practices and intent.
Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Proceeds	$—	$68,965	$—	$175,140
Gross realized gains	$—	insignificant	$—	insignificant
Gross realized losses	$—	insignificant	$—	insignificant
There were no transfers from either the available-for-sale or held-to-maturity categories to the trading category during the three months ended June 30, 2007 and 2006. There were no gross unrealized holding gains related to medium-term investments classified as held-to-maturity as of June 30, 2007 and 2006.
7. Derivative Instruments
We periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on commodity energy sources consistent with our risk management policies.
In connection with the sale of our Chemicals business, we entered into an earn-out agreement that requires the purchaser, Basic Chemicals, to make future payments capped at $150,000,000 based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. We have not designated the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value, if any, are recognized in current earnings. Furthermore, pursuant to SAB Topic 5:Z:5, changes in fair value are recognized in continuing operations. During the three and six month periods ended June 30, 2007, we recorded gains referable to the ECU earn-out of $1,229,000 and $1,929,000, respectively. During the three and six month periods ended June 30, 2006, we recorded gains of $10,805,000 and $22,986,000, respectively. These gains are reflected in other income, net of other charges, in our accompanying Condensed Consolidated Statements of Earnings.
During May and June of 2007, we entered into eleven forward starting interest rate swap agreements for a total notional amount of $1.1 billion. The objective of these swap agreements is to hedge against the variability of forecasted interest payments attributable to changes in interest rates on a portion of the anticipated fixed-rate debt issuance in 2007 to fund the cash portion of the acquisition of Florida Rock (see Note 20 for details). As of June 30, 2007, we had entered into five 5-year swap agreements with a blended swap rate of 5.25% on an aggregate notional amount of $500 million and six 10-year swap agreements with a blended swap rate of 5.57% on an aggregate notional amount of $600 million. Each swap agreement reflects a mandatory early termination date of August 30, 2007, at which time we expect that the swaps will be settled in cash for their then fair value. However, if the Florida Rock acquisition does not close prior to August 30, or if we choose to issue the aforementioned fixed-rate debt after that date, then we plan to roll the interest rate swap agreements forward to coincide with a new, targeted debt issuance date.
We have designated these swap agreements as cash flow hedges pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). Accordingly, the fair values of the swaps are recorded as an asset or liability in the accompanying June 30, 2007 Condensed Consolidated Balance Sheet, with changes in fair value recorded directly in shareholders’ equity, net of tax, as other comprehensive income or loss. The amounts, if any, accumulated in other comprehensive income when the swaps settle will be amortized into earnings as an adjustment to interest expense over the applicable term of the anticipated debt issuance.
At June 30, 2007, we recognized assets totaling $14,211,000 (included in other noncurrent assets) and liabilities totaling $3,141,000 (included in other noncurrent liabilities) in the accompanying June 30, 2007 Condensed Consolidated Balance Sheet related to these interest rate swap agreements, and recognized a gain of $6,634,000 in other comprehensive income, net of a deferred tax liability of $4,437,000.
There was no impact to earnings due to hedge ineffectiveness during the six months ended June 30, 2007 and 2006.

8.	Comprehensive Income
Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. Total comprehensive income comprises the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
		(As Adjusted —		(As Adjusted —
		See Note 2)		See Note 2)
Net earnings	$142,011	$150,633	$230,885	$220,718
Other comprehensive income:
Fair value adjustments to cash flow hedges, net of tax	6,669	—	6,703	—
Amortization of pension and post-retirement plan actuarial loss and prior service cost, net of tax	645	—	1,174	—

Total comprehensive income	$149,325	$150,633	$238,762	$220,718

9.	Shareholders’ Equity
On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. There were 3,411,416 shares remaining under the purchase authorization as of June 30, 2007.
The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Shares purchased:
Number	—	4,235,200	44,123	4,507,322
Total cost (thousands)	$—	$333,565	$4,800	$352,902
Average cost	$—	$78.76	$108.78	$78.30

	June 30	Dec. 31	June 30
	2007	2006	2006
Shares in treasury at period end:
Number	44,154,588	45,098,644	43,208,973
Average cost	$29.27	$28.78	$26.20
All shares purchased in the six months ended June 30, 2007 were purchased in the first quarter directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans. The number of shares purchased in the three and six months ended June 30, 2006 includes 0 and 50,722 shares, respectively, purchased directly from employees for the aforementioned withholding requirements. The remaining shares were purchased in the open market.

10.	Benefit Plans
The following tables set forth the components of net periodic benefit cost (in thousands of dollars):
PENSION BENEFITS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$5,172	$4,581	$10,344	$9,162
Interest cost	8,646	8,031	17,292	16,062
Expected return on plan assets	(11,607)	(10,993)	(23,214)	(21,986)
Amortization of prior service cost	189	267	378	534
Recognized actuarial loss	455	434	911	868

Net periodic benefit cost	$2,855	$2,320	$5,711	$4,640

OTHER POSTRETIREMENT BENEFITS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$1,133	$904	$2,267	$1,808
Interest cost	1,398	1,190	2,796	2,380
Amortization of prior service cost	(42)	(42)	(84)	(84)
Recognized actuarial loss	253	119	506	238

Net periodic benefit cost	$2,742	$2,171	$5,485	$4,342

The net periodic benefit costs for pension plans during the three and six months ended June 30, 2007 include pretax reclassifications from other comprehensive income totaling $644,000 and $1,289,000, respectively. The net periodic benefit costs for postretirement plans during the three and six months ended June 30, 2007 include pretax reclassifications from other comprehensive income totaling $211,000 and $422,000, respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs and actuarial losses. During the six months ended June 30, 2007 and 2006, contributions of $584,000 and $778,000, respectively, were made to our pension plans.
11.	Credit Facilities, Short-term Borrowings and Long-term Debt
Short-term borrowings are summarized as follows (in thousands of dollars):

	June 30	Dec. 31	June 30
	2007	2006	2006
Bank borrowings	$14,000	$2,500	$—
Commercial paper	210,000	196,400	217,000

Total short-term borrowings	$224,000	$198,900	$217,000

Short-term borrowings outstanding as of June 30, 2007 consisted of $14,000,000 of bank borrowings at 5.545% maturing during July 2007 and $210,000,000 of commercial paper at 5.49% maturing July 2, 2007. We plan to reissue most, if not all, of these borrowings when they mature. These short-term borrowings are used for general corporate purposes, including working capital requirements.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $770,000,000 were maintained at June 30, 2007, of which $200,000,000 expires September 14, 2007, $20,000,000 expires January 30, 2008 and $550,000,000 expires June 27, 2011. As of June 30, 2007, $14,000,000 of the lines of credit was drawn. Interest rates are determined at the time of borrowing based on current market conditions.

All our debt obligations, both short-term borrowings and long-term debt, are unsecured as of June 30, 2007.
     Long-term debt is summarized as follows (in thousands of dollars):

	June 30	Dec. 31	June 30
	2007	2006	2006
6.00% 10-year notes issued 1999	$250,000	$250,000	$250,000
Private placement notes	49,090	49,335	81,772
Medium-term notes	21,000	21,000	21,000
Other notes	2,002	2,359	2,420

Total debt excluding short-term borrowings	$322,092	$322,694	$355,192
Less current maturities of long-term debt	727	630	32,547

Total long-term debt	$321,365	$322,064	$322,645

Estimated fair value of total long-term debt	$329,346	$332,611	$329,305

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization, as defined in our bank credit facility agreements, must be less than 60%. Our total debt as a percentage of total capital was 19.7% as of June 30, 2007; 20.6% as of December 31, 2006; and 22.4% as of June 30, 2006 (as adjusted — see Note 2).
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
We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the three and six month periods ended June 30, we recognized operating costs related to FAS 143 as follows: 2007 — $4,674,000 and $9,219,000, respectively; and 2006 — $3,804,000 and $7,273,000, respectively. FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Balance at beginning of period	$114,869	$109,834	$114,829	$105,774
Liabilities incurred	10	675	184	1,022
Liabilities (settled)	(3,262)	(4,563)	(6,347)	(7,488)
Accretion expense	1,439	1,368	2,878	2,640
Revisions up (down)	(582)	2,902	930	8,268

Balance at end of period	$112,474	$110,216	$112,474	$110,216

13.	Standby Letters of Credit
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
Our standby letters of credit as of June 30, 2007 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims	$16,194
Payment surety required by utility	100	One year	Renewable annually
Contractual reclamation/restoration requirements	36,032	One year	Renewable annually

Total standby letters of credit	$52,326	One year	Renewable annually

14.	Acquisitions
During the six months ended June 30, 2007, we acquired the assets of the following facilities for cash payments of approximately $58,861,000 including acquisition costs and net of acquired cash:
•	an aggregates production facility in Illinois

•	an aggregates production facility in North Carolina
We have recorded the acquisitions above based on preliminary purchase price allocations which are subject to change.

15.	Goodwill
Changes in the carrying amount of goodwill for the periods presented below are summarized as follows (in thousands of dollars):

Goodwill as of June 30, 2006	$630,802

Goodwill of acquired businesses	—
Purchase price allocation adjustments	(10,613)

Goodwill as of December 31, 2006	$620,189

Goodwill of acquired businesses*	30,016
Purchase price allocation adjustments	—

Goodwill as of June 30, 2007	$650,205

*	The goodwill of acquired businesses for 2007 relates to the acquisitions listed in Note 14 above. We are currently evaluating the final purchase price allocations; therefore, the goodwill amount is subject to change. When finalized, the goodwill from these 2007 acquisitions is expected to be fully deductible for income tax purposes.
16.	New Accounting Standards
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
In September 2006, the FASB issued FAS 158. In addition to the recognition provisions (which we adopted December 31, 2006), FAS 158 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement is effective for fiscal years ending after December 15, 2008. We intend to adopt the measurement date provision effective January 1, 2008 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of FAS 158. Net periodic benefit cost for the one-month period between November 30, 2007 and December 31, 2007 will be recognized, net of tax, as a separate adjustment to retained earnings as of January 1, 2008. Additionally, changes in plan assets and benefit obligations between November 30, 2007 and December 31, 2007 not related to net periodic benefit cost will be recognized, net of tax, as an adjustment to other comprehensive income as of January 1, 2008. We are currently evaluating the estimated impact such adoption will have on our financial statements.
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
     Net sales by product are summarized below (in millions of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
NET SALES BY PRODUCT
Aggregates	$589.1	$569.7	$1,044.9	$1,029.6
Asphalt mix	126.0	126.1	222.9	211.3
Concrete	55.6	72.5	103.6	137.1
Other	37.1	39.5	66.6	72.1

Total	$807.8	$807.8	$1,438.0	$1,450.1

18.	Supplemental Cash Flow Information
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the six months ended June 30 is summarized below (in thousands of dollars):

	2007	2006
Cash payments:
Interest (exclusive of amount capitalized)	$14,904	$18,059
Income taxes	61,994	57,958
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	26,518	15,194
Debt issued for purchases of property, plant and equipment	10	—
Proceeds receivable from exercise of stock options	216	—
Accrued liabilities for purchases of treasury stock	—	17,678
19.	Other Commitments and Contingencies
We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K, which we believe are material to the development of such proceedings, are described below.
In November 1998, we were named one of several defendants in a claim filed by the city of Modesto in state court in San Francisco, California. The plaintiff sought to recover costs to investigate and clean up low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was sold in June 2005. The defendants named included other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case began during the first quarter of 2006. On June 9, 2006, the jury returned a joint and several verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million, constituting the costs to filter two wells and pay for certain past investigation costs. On June 13, 2006, the jury returned separate punitive damages awards against three defendants, including $100 million against Vulcan. On August 1, 2006, the trial judge entered an order reducing the punitive damage verdict against Vulcan to $7.25 million and upholding the jury’s findings on compensatory damages. Although the compensatory damages verdict was upheld by the court, we believe our share of the compensatory damages after setoffs from other settlements will not be material to our consolidated financial statements. Accordingly, we have not accrued any amounts related to the compensatory damages verdict. We believe that the punitive damage verdict is contrary to the evidence presented at trial, and we are continuing to review potential legal remedies. While it is not possible to predict with certainty the ultimate outcome of this litigation, pursuant to SFAS No. 5, “Accounting for Contingencies,” we recorded a contingent liability related to the punitive damages claim of $7.25 million as of December 31, 2006.
As part of the first trial, the court on February 14, 2007, entered a Final Statement of Decision ruling in favor of the city of Modesto and against Vulcan and other defendants on certain claims not submitted to the jury relating to the California Polanco Act. The judge awarded additional joint and several damages of $438,000 against Vulcan and the other five defendants. In addition, the city of Modesto will be allowed to seek attorney fees against these six defendants, and Vulcan could also be required to pay a portion of future remediation costs at one of the four sites at issue in the trial. As of December 31, 2006, we recorded a contingent liability related to this ruling in the amount of $100,000, representing a best estimate of our potential share of the $438,000 awarded. At this time, we cannot determine the likelihood or reasonably estimate the range of potential attorney fees or future remediation costs that Vulcan may have to pay.
In this same lawsuit, the Plaintiff seeks a second trial for soil and groundwater contamination at other locations in Modesto that were not part of the first trial. The second trial has been set for November 13, 2007. No municipal water wells are part of the second trial. At this time, we cannot determine the likelihood or reasonably estimate a range of loss resulting from the remaining phases of the trial.
We have recently reached an agreement with the city of Modesto to settle all claims that the City might have against us which result from a settlement made by the City with a co-defendant, McHenry Village, in which that defendant assigned its rights against Vulcan and others to the City. This settlement of $395,000 has been added to the contingent liability relating to this matter discussed above, resulting in a total contingent liability of $7,745,000. This settlement does not preclude the City from pursuing the other claims set forth above.
We have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. A trial for the issues of causation and damages for ten plaintiffs was held in July 2004. Five of these plaintiffs were dismissed during the trial. A jury awarded the remaining five plaintiffs an aggregate award of $201,000. In November 2006, the trial court approved a settlement class with most of the remaining plaintiffs in the matter. A court-appointed special master is overseeing the settlement process of the November 2006 approved settlement class. A second settlement class has been preliminarily approved by the Court for those plaintiffs who opted out of the November 2006 approved settlement class. We have previously recorded a charge for the self-insured portion of these losses, and Vulcan’s insurers are responding to amounts in excess of the self-insured retention.
We produced and marketed industrial sand from 1988 to 1994. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. In February 2007, we were dismissed in two cases in Alabama (with an aggregate of 33 plaintiffs). As of May 25, 2007, the number of suits totaled 96, involving an aggregate of 562 plaintiffs. There are 51 pending suits with 494 plaintiffs filed in Texas. The balance of the suits have been brought by plaintiffs in state courts in California, Florida, Louisiana and Mississippi. We are seeking dismissal of all suits on the ground that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs, with no payments made in settlement.

In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that will further damage the road. The court in this case recently granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing and no trial date has been set.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved. As of June 30, 2007, we had recorded liabilities, including accrued legal costs, of $9,678,000 related to claims and litigation for which a loss was determined to be probable and reasonably estimable. For claims and litigation for which a loss was determined to be only reasonably possible, no liability was recorded. Furthermore, the potential range of such losses would not be material to our condensed consolidated financial statements. In addition, losses on certain claims and litigation may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.
20.	Major Pending Acquisition
As noted in our most recent Annual Report on Form 10-K, on February 19, 2007 we signed a definitive agreement to acquire 100% of the stock of Florida Rock Industries, Inc. (Florida Rock), a leading producer of construction aggregates, cement, concrete and concrete products in the Southeast and Mid-Atlantic states, in exchange for cash and stock valued at approximately $4.6 billion based on the February 16, 2007 closing price of Vulcan common stock. Under the terms of the agreement, Vulcan shareholders will receive one share of common stock in a new holding company (whose subsidiaries will be Vulcan Materials and Florida Rock) for each Vulcan share. Florida Rock shareholders can elect to receive either 0.63 shares of the new holding company or $67.00 in cash for each Florida Rock share, subject to proration to ensure that in the aggregate 70% of Florida Rock shares will be converted into cash and 30% of Florida Rock             shares will be converted into stock. We intend to finance the transaction with approximately $3.2 billion in debt and approximately $1.4 billion in stock based on the February 16, 2007 closing price of Vulcan common stock. We have secured a commitment for a $4.0 billion bridge facility from Bank of America, N.A., Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association. The transaction is intended to be non-taxable for Vulcan shareholders and nontaxable for Florida Rock shareholders to the extent they receive stock. The acquisition has been unanimously approved by the Boards of Directors of each company and is subject to approval by a majority of Florida Rock shareholders, regulatory approvals and customary closing conditions. The transaction is expected to close during the third quarter of 2007.

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
Forward-looking Statements
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount of any future payments to be received under two earn-outs contained in the agreement for the divestiture of our Chemicals business; our ability to manage and successfully integrate acquisitions; risks and uncertainties related to our proposed transaction with Florida Rock Industries, Inc. (Florida Rock) including the ability to successfully integrate the operations of Florida Rock and to achieve the anticipated cost savings and operational synergies following the closing of the proposed transaction with Florida Rock; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

RESULTS OF OPERATIONS
In the discussion that follows, discontinued operations are discussed separately. Continuing operations consist solely of Construction Materials. The comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.
Second Quarter 2007 as Compared with Second Quarter 2006
Second quarter 2007 net earnings were $142.0 million, or $1.45 per diluted share, as compared with the prior year’s second quarter net earnings of $150.6 million, or $1.48 per diluted share. Earnings from continuing operations were $1.46 per diluted share compared with $1.50 in the prior year. The prior year’s second quarter earnings per diluted share include after-tax gains of $0.15 per share resulting from the sale of contractual rights at our Bellwood quarry in Atlanta, $0.06 per share resulting from an increase in the carrying value of the ECU earn-out and $0.03 per share referable to a change in accounting principle retrospectively applied (see Note 2 to the condensed consolidated financial statements under the FSP AUG AIR-1 caption for details). Discontinued operations (Chemicals) reported a loss of $0.01 per diluted share for the quarter compared with a loss of $0.02 per diluted share in the prior year’s second quarter.
Continuing Operations:
Net sales were $807.8 million, essentially the same as the prior year’s second quarter, as increased pricing in all major product lines offset the effect of lower volumes. Aggregates prices increased 14.6% from the prior year’s second quarter as we realized double-digit improvements in all major markets. Asphalt and concrete prices were up 16% and 7%, respectively, over comparable prior year levels. The significant slowdown in residential construction, driven by excess inventory of single-family houses in many markets, resulted in lower than expected shipments in all of our major product lines. Aggregates volumes were 10% lower than in the prior year while asphalt and concrete volumes were down 14% and 28%, respectively.
Gross profit increased 11% from the prior year and gross profit as a percentage of net sales increased to 35% from 32% in the second quarter of 2006. Aggregates earnings increased from the prior year due to the aforementioned higher pricing. The higher asphalt pricing more than offset the earnings effect from lower volumes and second quarter asphalt earnings also benefited from slightly lower unit costs for liquid asphalt. However, the lower concrete volumes offset the earnings effect of its higher pricing. Unit costs for diesel fuel approximated the prior year’s second quarter.
Selling, administrative and general expenses of $71.3 million increased $6.2 million, or 9%, from the prior year’s second quarter due mostly to higher employee-related costs and expenses associated with certain corporate initiatives including the pending acquisition of Florida Rock Industries, Inc. (Florida Rock), improving business processes and the replacement of legacy information systems.
Other operating expense in the second quarter was $1.5 million, as compared with $24.1 million of operating income in the prior year’s second quarter. This $25.6 million decline in other operating income resulted primarily from the inclusion in the prior year’s second quarter of the $24.8 million pretax gain from the sale of contractual rights to mine the Bellwood quarry in Atlanta, Georgia. There is no comparable gain in this year’s second quarter.
Operating earnings were $217.2 million for the current quarter, or $0.9 million below the prior year’s second quarter.

Other income (expense), net was an expense of $0.1 million in the current year’s second quarter compared with income of $10.8 million in the prior year. Other income in the prior year’s second quarter included a $10.8 million gain attributable to the increase in the carrying value of the ECU earn-out compared with a $1.2 million gain in this year’s second quarter. We will not record any additional gains related to the ECU earn-out as the sum of the prior receipts and the carrying value as of June 30, 2007 equals the $150 million cap on proceeds (see Note 2 to the condensed consolidated financial statements for details).
Net interest expense (interest income less interest expense) of $7.0 million increased $2.8 million from the second quarter of 2006 resulting primarily from an increase in the average daily balance of short-term borrowings during this year’s second quarter as compared with the prior year’s second quarter.
Our effective tax rate from continuing operations was 31.6% for the second quarter of 2007, down from the 2006 rate of 32.2% for the comparable period. This decrease primarily results from a reduction in estimated income tax liabilities for prior years and the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007.
Earnings from continuing operations were $143.7 million for the current quarter, as compared with $152.3 million in the prior year’s second quarter.
Discontinued Operations:
We reported pretax losses from discontinued operations of $2.8 million during the second quarter of 2007 and $2.9 million during the second quarter of 2006. These losses primarily reflect charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.
Year-to-Date Comparisons as of June 30, 2007 and June 30, 2006
Net earnings were $230.9 million, or $2.36 per diluted share, for the first six months of 2007 compared with $220.7 million, or $2.16 per diluted share, in the prior year. Earnings from continuing operations were $2.38 per diluted share compared with $2.20 in the prior year. Current year earnings include $0.25 per diluted share related to an after-tax gain on sale of real estate in California and $0.01 per diluted share related to an increase in the carrying value of the ECU earn-out. Prior year earnings include $0.15 per diluted share attributable to the sale of contractual rights to mine the Bellwood quarry, $0.13 per diluted share attributable to an increase in the carrying value of the ECU earn-out and $0.03 per diluted share referable to a change in accounting principle retrospectively applied. Discontinued operations (Chemicals) reported a loss of $0.02 per diluted share for the first six months of 2007 compared with a loss of $0.04 per diluted share in 2006.
Continuing Operations:
Net sales in the first half of 2007 were $1.4 billion, less than 1% below the prior year’s level, as lower volumes more than offset the effect of higher prices. Aggregates pricing improved 15% versus the first six months of 2006 while asphalt and concrete pricing were up 20% and 8%, respectively. Aggregates volumes were down 12% from the first six months of 2006 resulting primarily from the sharp decline in residential construction. Asphalt and concrete volumes were also down 12% and 30%, respectively, compared with the first half of 2006.

Gross profit increased 7% from the prior year and gross profit as a percentage of net sales increased to 31% from 29% in the first half of 2006. Aggregates earnings increased primarily as a result of the higher pricing while asphalt earnings increased due to both the higher pricing and lower costs for key raw materials. First half concrete earnings declined from the prior year’s level as lower volumes and higher costs for raw materials offset the earnings benefit from higher prices. Unit costs for diesel fuel in the first six months of 2007 approximated the prior year’s comparable period.
Selling, administrative and general expenses of $145.7 million increased $15.5 million, or 12%, from the prior year’s first half due mostly to higher employee-related costs and expenses associated with certain corporate initiatives including the pending acquisition of Florida Rock, improving business processes and the replacement of legacy information systems.
Gain on sale of property, plant and equipment of $51.2 million was $49.2 million higher than the first half of 2006 due mostly to the aforementioned sale of real estate in California during January 2007. The resulting pretax gain, net of transaction costs, for this real estate was $43.8 million year-to-date.
Other operating expense was $3.6 million in this year’s first half compared with other operating income of $23.5 million in the prior year’s first half. This $27.1 million decline resulted primarily from the $24.8 million pretax gain in the prior year from the aforementioned sale of contractual rights with no comparable gain in the current year.
Operating earnings were $354.4 million for the first six months of 2007 compared with $317.1 million in the prior year, an increase of 12%.
Other income, net was $1.1 million in the current year’s first half, a decrease of $21.8 million from the prior year. The current year included gains totaling $1.9 million attributable to increases in the carrying value of the ECU earn-out, compared with a $23.0 million gain in the prior year. As previously mentioned, we expect no future gains from the ECU earn-out as the sum of the prior receipts and the carrying value as of June 30, 2007 equals the $150 million cap on proceeds.
Net interest expense (interest income less interest expense) of $12.3 million increased $4.4 million from the first half of 2006 resulting primarily from an increase in the average daily balance of short-term borrowings during the current period compared with the first half of 2006.
The effective tax rate from continuing operations was 32.1% for the six months ended June 30, 2007, down from the 32.5% rate during the same period of 2006. This decrease primarily results from a reduction in estimated income tax liabilities for prior years and the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007.
Earnings from continuing operations of $233.0 million for the current year’s first half increased $8.7 million from the prior year’s first half.
Discontinued Operations:
We reported pretax losses from discontinued operations of $3.6 million during the first six months of 2007 and $5.9 million during the first six months of 2006. These losses primarily reflect charges related to general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.

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
Cash Flows
Net cash provided by operating activities increased $23.8 million to $217.9 million during the first half of 2007 as compared with $194.1 million during the first half of 2006. Net earnings adjusted for noncash expenses related to depreciation, depletion, accretion and amortization increased $26.0 million when compared with the prior year. Comparative changes in working capital and other assets and liabilities contributed approximately $22.0 million to the increase in net cash provided by operating activities. Partially offsetting these favorable changes was a $24.3 million increase in net gains on sales of property, plant and equipment and contractual rights. While these gains increase net earnings, the associated cash received is appropriately adjusted out of operating activities and presented as a component of investing activities.
Investing activities used $227.4 million during the first half of 2007 compared with $1.9 million provided during 2006. The $229.3 million change in investing cash flows is principally due to a decrease in proceeds from sales and maturities of medium-term investments of $175.1 million, an increase in purchases of property, plant and equipment of $47.5 million and an increase in payments for business acquisitions of $38.5 million. These investing cash uses were partially offset by a $25.9 million increase in the combined proceeds from sales of property, plant and equipment and contractual rights, primarily attributable to the sale of real estate in California during 2007.
Net cash used in financing activities decreased $388.7 million to $11.2 million during the first half of 2007 as compared with $399.9 million during 2006. Cash used to purchase our common stock decreased $330.4 million and dividends paid increased $13.8 million. These financing cash uses were partially offset by a $27.3 million increase in the combination of proceeds and excess tax benefits from the exercise of stock options.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled $302.8 million at June 30, 2007, an increase of $59.1 million from December 31, 2006 and a decrease of $26.9 million from June 30, 2006. The increase over the December 31, 2006 balance is primarily due to increases in customer accounts receivable and inventory, partially offset by an increase in short-term borrowings. The decrease from the June 30, 2006 balance is primarily due to a decrease in the current portion of the ECU earn-out obtained in connection with the sale of our Chemicals business (included in accounts receivable), offset in part by decreases in income taxes payable (included in other current liabilities) and trade payables and accruals.

Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	June 30	Dec. 31	June 30
	2007	2006	2006
Short-term investments:
Cash equivalents	$22,980	$50,374	$71,191

Total short-term investments	$22,980	$50,374	$71,191

Short-term borrowings:
Bank borrowings	$14,000	$2,500	$—
Commercial paper	210,000	196,400	217,000

Total short-term borrowings	$224,000	$198,900	$217,000

Net short-term borrowings	$(201,020)	$(148,526)	$(145,809)

Short-term borrowings outstanding as of June 30, 2007 of $224.0 million consisted of $14.0 million of bank borrowings at 5.545% maturing during July 2007 and $210.0 million of commercial paper at 5.49% maturing July 2, 2007. We plan to reissue most, if not all, of these borrowings when they mature. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $770.0 million were maintained at June 30, 2007, of which $200.0 million expires September 14, 2007, $20.0 million expires January 30, 2008 and $550.0 million expires June 27, 2011. As of June 30, 2007, $14.0 million of the lines of credit were drawn.
Closely following the February 19, 2007 announcement of our intention to acquire Florida Rock and the resulting financing requirements, Standard & Poor’s (S&P) lowered its credit ratings on our long-term debt and commercial paper and placed the ratings on credit watch with negative implications. On the same day, Moody’s Investors Service, Inc. (Moody’s) placed its ratings of our long-term debt and commercial paper under review for possible downgrade. As of June 30, 2007, our commercial paper was rated A-2 and P-1 by S&P and Moody’s, respectively.
Current Maturities
     Current maturities of long-term debt are summarized below (in thousands of dollars):

	June 30	Dec. 31	June 30
	2007	2006	2006
Private placement notes	$—	$—	$32,000
Other notes	727	630	547

Total	$727	$630	$32,547

Maturity dates for our current maturities as of June 30, 2007 are as follows: September 2007 — $0.2 million; March 2008 — $0.3 million; and various dates for the remaining $0.2 million. We expect to retire this debt using available cash or by issuing commercial paper.

Debt and Capital
The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	June 30	Dec. 31	June 30
	2007	2006	2006
Debt:
Current maturities of long-term debt	$727	$630	$32,547
Short-term borrowings	224,000	198,900	217,000
Long-term debt	321,365	322,064	322,645

Total debt	$546,092	$521,594	$572,192

Capital:
Total debt	$546,092	$521,594	$572,192
Shareholders’ equity *	2,222,590	2,010,899	1,980,916

Total capital	$2,768,682	$2,532,493	$2,553,108

Ratio of total debt to total capital	19.7%	20.6%	22.4%

*	As adjusted for June 30, 2006. See Note 2 to the condensed consolidated financial statements.
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
As previously noted, closely following the announcement of our intention to acquire Florida Rock and the resulting financing requirements, S&P lowered its credit ratings on our long-term debt and commercial paper and placed the ratings on credit watch with negative implications. On the same day, Moody’s placed its ratings of our long-term debt and commercial paper under review for possible downgrade. As of June 30, 2007, S&P and Moody’s rated our public long-term debt at the A- and A1 levels, respectively.
Cash Contractual Obligations
Our obligation to make future payments under contracts is outlined in our most recent Annual Report on Form 10-K.
On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) as described in Note 2 to the condensed consolidated financial statements. As of January 1, 2007 and June 30, 2007, our total liabilities for unrecognized tax benefits amounted to $11,760,000 and $13,620,000, respectively. We do not believe that our adoption of FIN 48 has a material effect on the schedule of cash contractual obligations included in our most recent Annual Report on Form 10-K because we cannot make a reasonably reliable estimate of the amount and period of related future payments of our FIN 48 liabilities.

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
Our standby letters of credit as of June 30, 2007 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims	$16,194	One year	Renewable annually
Payment surety required by utility	100	One year	Renewable annually
Contractual reclamation/restoration requirements	36,032	One year	Renewable annually

Total standby letters of credit	$52,326

Risks and Uncertainties
Our most recent Annual Report on Form 10-K discusses the risks and uncertainties of our business. We continue to evaluate our exposure to all operating risks on an ongoing basis.

CRITICAL ACCOUNTING POLICIES
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 (Form 10-K) and Current Report on Form 8-K filed on July 12, 2007 updating the historical financial statements included in our Form 10-K for the retrospective application of a change in accounting principle related to planned major maintenance activities (as described in Note 2 to the condensed consolidated financial statements under the FSP AUG AIR-1 caption). The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K and the aforementioned Current Report on Form 8-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.
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
The American Jobs Creation Act of 2004 created a new deduction for certain domestic production activities as described in Section 199 of the Internal Revenue Code. Generally, this deduction, subject to certain limitations, was set at 3% for 2005 and 2006, increased to 6% in 2007 through 2009 and reaches 9% in 2010 and thereafter.

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
Jerry F. Perkins Jr.
Secretary
Vulcan Materials Company
1200 Urban Center Drive
Birmingham, Alabama 35242

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we may utilize derivative financial instruments.
We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. We had no interest rate swap agreements outstanding on existing long-term debt as of June 30, 2007, December 31, 2006 and June 30, 2006. During May and June of 2007, we entered into eleven forward starting interest rate swap agreements for a total notional amount of $1.1 billion. The objective of these swap agreements is to hedge against the variability of forecasted interest payments attributable to changes in interest rates on a portion of the anticipated fixed-rate debt issuance in 2007 to fund the cash portion of the Florida Rock acquisition. As of June 30, 2007, we had entered into five 5-year swap agreements with a blended swap rate of 5.25% on an aggregate notional amount of $500 million and six 10-year swap agreements with a blended swap rate of 5.57% on an aggregate notional amount of $600 million. Each swap agreement reflects a mandatory early termination date of August 30, 2007, at which time we expect that the swaps will be settled in cash for their then fair value. However, if the Florida Rock acquisition does not close prior to August 30, or if we choose to issue the aforementioned fixed-rate debt after that date, then we plan to roll the swap agreements forward to coincide with a new, targeted debt issuance date.
In accordance with FAS 133, at June 30, 2007, we recognized assets totaling $14.2 million (included in other noncurrent assets) and liabilities totaling $3.1 million (included in other noncurrent liabilities) in the accompanying Condensed Consolidated Balance Sheets related to these swap agreements, and recognized a gain of $6.6 million in other comprehensive income, net of a deferred tax liability of $4.4 million. We are exposed to market risk for decreases in the LIBOR rate as a result of these swap agreements. A hypothetical decline in interest rates of 0.75% would result in a charge to other comprehensive income or loss, net of tax, of approximately $52.4 million. A hypothetical increase in interest rates of 0.75% would result in a credit to other comprehensive income or loss, net of tax, of approximately $49.3 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At June 30, 2007, the estimated fair market value of our long-term debt instruments including current maturities was $330.1 million as compared with a book value of $322.1 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of our liability by approximately $6.8 million.
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
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the second quarter of 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 19 to the condensed consolidated financial statements of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in those earlier disclosures remain outstanding.
In November 1998, we were named one of several defendants in a claim filed by the city of Modesto in state court in San Francisco, California. The plaintiff sought to recover costs to investigate and clean up low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was sold in June 2005. The defendants named included other chemical and equipment manufacturers, distributors and dry cleaners. The trial of this case began during the first quarter of 2006. On June 9, 2006, the jury returned a joint and several verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million, constituting the costs to filter two wells and pay for certain past investigation costs. On June 13, 2006, the jury returned separate punitive damages awards against three defendants, including $100 million against Vulcan. On August 1, 2006, the trial judge entered an order reducing the punitive damage verdict against Vulcan to $7.25 million and upholding the jury’s findings on compensatory damages. Although the compensatory damages verdict was upheld by the court, we believe our share of the compensatory damages after setoffs from other settlements will not be material to our consolidated financial statements. Accordingly, we have not accrued any amounts related to the compensatory damages verdict. We believe that the punitive damage verdict is contrary to the evidence presented at trial, and we are continuing to review potential legal remedies. While it is not possible to predict with certainty the ultimate outcome of this litigation, pursuant to SFAS No. 5, “Accounting for Contingencies,” we recorded a contingent liability related to the punitive damages claim of $7.25 million as of December 31, 2006.
As part of the first trial, the court on February 14, 2007, entered a Final Statement of Decision ruling in favor of the city of Modesto and against Vulcan and other defendants on certain claims not submitted to the jury relating to the California Polanco Act. The judge awarded additional joint and several damages of $438,000 against Vulcan and the other five defendants. In addition, the city of Modesto will be allowed to seek attorney fees against these six defendants, and Vulcan could also be required to pay a portion of future remediation costs at one of the four sites at issue in the trial. As of December 31, 2006, we recorded a contingent liability related to this ruling in the amount of $100,000, representing a best estimate of our potential share of the $438,000 awarded. At this time, we cannot determine the likelihood or reasonably estimate the range of potential attorney fees or future remediation costs that Vulcan may have to pay.
In this same lawsuit, the Plaintiff seeks a second trial for soil and groundwater contamination at other locations in Modesto that were not part of the first trial. The second trial has been set for November 13, 2007. No municipal water wells are part of the second trial. At this time, we cannot determine the likelihood or reasonably estimate a range of loss resulting from the remaining phases of the trial. We have recently reached an agreement with the city of Modesto to settle all claims that the City might have against us which result from a settlement made by the City with a co-defendant, McHenry Village, in which that defendant assigned its rights against Vulcan and others to the City. This settlement of $395,000 has been added to the contingent liability relating to this matter discussed above, resulting in a total contingent liability of $7,745,000. This settlement does not preclude the City from pursuing the other claims set forth above.
We have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. A trial for the issues of causation and damages for ten plaintiffs was held in July 2004. Five of these plaintiffs were dismissed during the trial. A jury awarded the remaining five plaintiffs an aggregate award of $201,000. In November 2006, the trial court approved a settlement class with most of the remaining plaintiffs in the matter. A court-appointed special master is overseeing the settlement process of the November 2006 approved settlement class. A second settlement class has been preliminarily approved by the Court for those plaintiffs who opted out of the November 2006 approved settlement class. We have previously recorded a charge for the self-insured portion of these losses, and Vulcan’s insurers are responding to amounts in excess of the self-insured retention.
We produced and marketed industrial sand from 1988 to 1994. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. In February 2007, we were dismissed in two cases in Alabama (with an aggregate of 33 plaintiffs). As of May 25, 2007, the number of suits totaled 96, involving an aggregate of 562 plaintiffs. There are 51 pending suits with 494 plaintiffs filed in Texas. The balance of the suits have been brought by plaintiffs in state courts in California, Florida, Louisiana and Mississippi. We are seeking dismissal of all suits on the ground that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs, with no payments made in settlement.
In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook Quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook Quarry operations that will further damage the road. The court in this case recently granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing and no trial date has been set.
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

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 11, 2007. The results of the voting at the Annual Meeting are set forth below:
1.	The shareholders elected the following directors to hold office until the annual meeting in the year indicated:

	Term	Number of Shares
Director	Expiring	For	Withhold
Douglas J. McGregor	2010	79,053,444	1,564,555
Donald B. Rice	2010	78,997,685	1,620,314
Vincent J. Trosino	2010	79,487,660	1,130,339
2.	The shareholders ratified the appointment of the firm Deloitte & Touche LLP as our independent registered public accountants to audit our books for the year 2007:

Number of Shares
For	79,437,743
Against	596,283
Abstain	583,973

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
VULCAN MATERIALS COMPANY

Date July 31, 2007	/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer