Form 10-Q
period 2007-09-30
VULCAN MATERIALS CO
filed 2007-10-31
CIK 103973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2007
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
(205) 298-3000
(Registrant’s telephone number including area code)
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at September 30, 2007

Common Stock, $1 Par Value	95,590,554

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company
and Subsidiary Companies
Consolidated Balance Sheets
(Condensed and unaudited)

	(Amounts in thousands)
	September 30	December 31	September 30
	2007	2006	2006
			(As Adjusted -
			See Note 2)
Assets
Cash and cash equivalents	$31,079	$55,230	$68,651
Accounts and notes receivable:
Accounts and notes receivable, gross	457,325	394,815	483,356
Less: Allowance for doubtful accounts	(3,302)	(3,355)	(4,572)

Accounts and notes receivable, net	454,023	391,460	478,784
Inventories:
Finished products	232,250	214,508	209,216
Raw materials	10,835	9,967	10,300
Products in process	1,747	1,619	1,876
Operating supplies and other	21,690	17,443	16,705

Inventories	266,522	243,537	238,097
Deferred income taxes	30,402	25,579	18,562
Prepaid expenses	39,364	15,388	27,070

Total current assets	821,390	731,194	831,164
Investments and long-term receivables	5,069	6,664	6,985
Property, plant and equipment:
Property, plant and equipment, cost	4,203,952	3,897,618	3,758,480
Less: Reserve for depr., depl. & amort.	(2,151,182)	(2,028,504)	(1,992,564)

Property, plant and equipment, net	2,052,770	1,869,114	1,765,916
Goodwill	650,205	620,189	625,076
Other assets	205,074	200,673	185,122

Total assets	$3,734,508	$3,427,834	$3,414,263

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$562	$630	$32,547
Short-term borrowings	147,775	198,900	236,750
Trade payables and accruals	161,385	154,215	174,510
Other current liabilities	145,850	133,763	125,259

Total current liabilities	455,572	487,508	569,066
Long-term debt	321,227	322,064	322,267
Deferred income taxes	299,611	287,905	297,191
Other noncurrent liabilities	358,430	319,458	302,801

Total liabilities	1,434,840	1,416,935	1,491,325

Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity:
Common stock, $1 par value	139,705	139,705	139,705
Capital in excess of par value	254,271	191,695	181,002
Retained earnings	3,215,846	2,982,526	2,903,698
Accumulated other comprehensive loss	(17,995)	(4,953)	(2,233)
Treasury stock at cost	(1,292,159)	(1,298,074)	(1,299,234)

Shareholders’ equity	2,299,668	2,010,899	1,922,938

Total liabilities and shareholders’ equity	$3,734,508	$3,427,834	$3,414,263

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)
Consolidated Statements of Earnings
(Condensed and unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(As Adjusted -		(As Adjusted -
		See Note 2)		See Note 2)
Net sales	$844,938	$848,296	$2,282,943	$2,298,349
Delivery revenues	59,928	81,025	187,954	227,822

Total revenues	904,866	929,321	2,470,897	2,526,171

Cost of goods sold	567,546	575,404	1,553,123	1,603,681
Delivery costs	59,928	81,025	187,954	227,822

Cost of revenues	627,474	656,429	1,741,077	1,831,503

Gross profit	277,392	272,892	729,820	694,668
Selling, administrative and general expenses	66,398	67,824	212,108	197,986
Gain on sale of property, plant and equipment, net	5,543	1,610	56,782	3,671
Other operating expense (income), net	2,236	326	5,814	(23,137)

Operating earnings	214,301	206,352	568,680	523,490

Other (expense) income, net	(1,590)	4,810	(502)	27,659
Interest income	645	914	3,084	5,034
Interest expense	6,499	7,713	21,224	19,689

Earnings from continuing operations before income taxes	206,857	204,363	550,038	536,494
Provision for income taxes	62,929	63,433	173,091	171,311

Earnings from continuing operations	143,928	140,930	376,947	365,183
Discontinued operations (Note 3):
Loss from results of discontinued operations	(14,216)	(8,753)	(17,780)	(14,653)
Income tax benefit	5,701	3,510	7,130	5,876

Loss on discontinued operations, net of tax	(8,515)	(5,243)	(10,650)	(8,777)

Net earnings	$135,413	$135,687	$366,297	$356,406

Basic earnings (loss) per share:
Earnings from continuing operations	$1.50	$1.47	$3.95	$3.71
Discontinued operations	(0.09)	(0.05)	(0.11)	(0.09)

Net earnings per share	$1.41	$1.42	$3.84	$3.62

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.47	$1.44	$3.85	$3.63
Discontinued operations	(0.09)	(0.05)	(0.11)	(0.09)

Net earnings per share	$1.38	$1.39	$3.74	$3.54

Weighted-average common shares outstanding:
Basic	95,763	95,708	95,507	98,546
Assuming dilution	97,888	97,679	97,988	100,671

Cash dividends declared per share of common stock	$0.46	$0.37	$1.38	$1.11
Depreciation, depletion, accretion and amortization from continuing operations	$66,366	$58,026	$191,071	$166,869
Effective tax rate from continuing operations	30.4%	31.0%	31.5%	31.9%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Consolidated Statements of Cash Flows
(Condensed and unaudited)

	(Amounts in thousands)
	Nine Months Ended
	September 30
	2007	2006
		(As Adjusted -
		See Note 2)
Operating Activities
Net earnings	$366,297	$356,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	191,071	166,888
Net gain on sale of property, plant and equipment	(56,782)	(3,672)
Net gain on sale of contractual rights	—	(24,850)
Contributions to pension plans	(1,262)	(1,112)
Share-based compensation	12,595	11,249
Increase in assets before initial effects of business acquisitions and dispositions	(154,195)	(159,236)
Increase in liabilities before initial effects of business acquisitions and dispositions	48,663	15,060
Change in asset retirement obligations due to settlements	7,259	1,526
Other, net	7,667	1,359

Net cash provided by operating activities	421,313	363,618

Investing Activities
Purchases of property, plant and equipment	(351,486)	(299,147)
Proceeds from sale of property, plant and equipment	61,114	5,909
Proceeds from sale of contractual rights, net of cash transaction fees	—	24,850
Proceeds from sale of Chemicals business	30,560	141,916
Payment for businesses acquired, net of acquired cash	(58,861)	(20,498)
Proceeds from sales and maturities of medium-term investments	—	175,140
Decrease in investments and long-term receivables	1,595	172
Other, net	1,706	(13)

Net cash provided by (used for) investing activities	(315,372)	28,329

Financing Activities
Net short-term borrowings (payments)	(51,125)	236,750
Payment of short-term debt and current maturities	(552)	(240,470)
Purchases of common stock	(4,800)	(521,632)
Dividends paid	(131,559)	(109,109)
Proceeds from exercise of stock options	33,804	23,036
Excess tax benefits from exercise of stock options	24,140	12,991

Net cash used for financing activities	(130,092)	(598,434)

Net decrease in cash and cash equivalents	(24,151)	(206,487)
Cash and cash equivalents at beginning of period	55,230	275,138

Cash and cash equivalents at end of period	$31,079	$68,651

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
We recognized net adjustments to decrease our liability for prior year unrecognized tax benefits by $2,665,000 during the third quarter of 2007 and $805,000 during the first nine months of 2007. As of September 30, 2007, our total liability for unrecognized tax benefits amounts to $10,955,000, of which $8,727,000 would affect the effective tax rate if recognized.
We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were $2,490,000 as of September 30, 2007 and $2,060,000 as of January 1, 2007.
The U.S. Federal statute of limitations expired during the third quarter of 2007 for our 2002 and 2003 tax years resulting in a $5,660,000 decrease in our liability, with no significant decrease in any single tax position. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in the U.S. federal and various state jurisdictions and one foreign jurisdiction. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2002.
FSP AUG AIR-1 — On January 1, 2007, we adopted FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). This FSP amended certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airlines” (Airline Guide). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance activities and permits four alternative methods of accounting for such activities. This guidance principally affects our accounting for periodic overhauls on our oceangoing vessels. Prior to January 1, 2007, we applied the accrue-in-advance method as permitted by the Airline Guide, which allowed for the accrual of estimated costs for the next scheduled overhaul over the period leading up to the overhaul. At the time of the overhaul, the actual cost of the overhaul was charged to the accrual, with any deficiency or excess charged or credited to expense. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method, and was effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted this FSP effective January 1, 2007, and have elected to use the deferral method of accounting for planned major maintenance as permitted by the Airline Guide and allowed by FSP AUG AIR-1. Under the deferral method, the actual cost of each overhaul is capitalized when incurred and amortized over the period until the next overhaul. Additionally, the FSP must be applied retrospectively to the beginning of the earliest period presented in the financial statements. As a result of the retrospective application of this change in accounting principle, we have adjusted our financial statements for all prior periods presented to reflect using the deferral method of accounting for planned major maintenance.
The following table reflects the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Balance Sheet (in thousands of dollars):

	September 30, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Balance Sheet Data:
Deferred income taxes	$18,735	$(173)	$18,562
Total current assets	831,337	(173)	831,164
Other assets	180,924	4,198	185,122
Total assets	3,410,238	4,025	3,414,263
Other current liabilities	131,074	(5,815)	125,259
Total current liabilities	574,881	(5,815)	569,066
Total liabilities	1,497,140	(5,815)	1,491,325
Retained earnings	2,893,858	9,840	2,903,698
Shareholders’ equity	1,913,098	9,840	1,922,938
Total liabilities and shareholders’ equity	3,410,238	4,025	3,414,263

The following tables reflect the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Statements of Earnings (in thousands of dollars, except per share data):

	Three Months Ended September 30, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Statement of Earnings Data:
Net sales	$848,296	$—	$848,296
Cost of goods sold	575,008	396	575,404
Cost of revenues	656,033	396	656,429
Gross profit	273,288	(396)	272,892
Selling, administrative and general expenses	67,854	(30)	67,824
Operating earnings	206,718	(366)	206,352
Earnings from continuing operations before income taxes	204,729	(366)	204,363
Provision for income taxes	63,421	12	63,433
Earnings from continuing operations	141,308	(378)	140,930
Net earnings	136,065	(378)	135,687
Basic earnings per share	$1.42	$0.00	$1.42
Diluted earnings per share	$1.39	$0.00	$1.39

	Nine Months Ended September 30, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Statement of Earnings Data:
Net sales	$2,298,349	$—	$2,298,349
Cost of goods sold	1,603,662	19	1,603,681
Cost of revenues	1,831,484	19	1,831,503
Gross profit	694,687	(19)	694,668
Selling, administrative and general expenses	198,076	(90)	197,986
Operating earnings	523,419	71	523,490
Earnings from continuing operations before income taxes	536,423	71	536,494
Provision for income taxes	173,972	(2,661)	171,311
Earnings from continuing operations	362,451	2,732	365,183
Net earnings	353,674	2,732	356,406
Basic earnings per share	$3.59	$0.03	$3.62
Diluted earnings per share	$3.51	$0.03	$3.54
The following table reflects the effect of the retrospective application of FSP AUG AIR-1 on our Condensed Consolidated Statement of Cash Flows (in thousands of dollars):

	Nine Months Ended September 30, 2006
	As Previously	Adjustment
	Reported	Amount	As Adjusted
Selected Statement of Cash Flows Data:
Net earnings	$353,674	$2,732	$356,406
Depreciation, depletion, accretion and amortization	165,618	1,270	166,888
Increase in assets before initial effects of business acquisitions and dispositions	(155,481)	(3,755)	(159,236)
Increase in liabilities before initial effects of business acquisitions and dispositions	15,307	(247)	15,060
Net cash provided by operating activities	363,618	—	363,618

During the second quarter of 2006, we determined that the cumulative undistributed earnings at a certain wholly owned foreign subsidiary would be indefinitely reinvested offshore, and accordingly reversed the associated deferred tax liability pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas.” One result of the retrospective application of FSP AUG AIR-1 was an increase in the cumulative undistributed earnings at this foreign subsidiary, and an increase in the associated cumulative deferred tax liability. Consistent with our prior determination that the cumulative undistributed earnings would be indefinitely reinvested offshore, the deferred tax liability arising from the retrospective adjustments was reversed, resulting in the net favorable adjustment to the provision for income taxes for the nine months ended September 30, 2006 of $2,661,000.
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
In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214,000,000. Concurrent with the sale transaction, we acquired the minority partner’s 49% interest in the joint venture for an initial cash payment of $62,701,000, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of $151,299,000 were subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In September 2006 we received additional cash proceeds of $10,202,000 related to adjustments for the actual working capital balance at the closing date.
Basic Chemicals has completed payments under one earn-out agreement and is required to make additional payments under a separate earn-out agreement subject to certain conditions. The first earn-out agreement was based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and was capped at $150,000,000 (ECU earn-out or ECU derivative). During the third quarter of 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. The ECU earn-out was accounted for as a derivative instrument; accordingly, it was reported at fair value. Changes to the fair value of the ECU derivative were recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, “Classification and Disclosure of Contingencies Relating to Discontinued Operations” (SAB Topic 5:Z:5). Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount is shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume.
The carrying amounts of the ECU and 5CP earn-outs are reflected in accounts and notes receivable — other and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The carrying amount of the ECU earn-out was as follows: September 30, 2007 — $0, December 31, 2006 — $20,213,000 (classified entirely as current) and September 30, 2006 — $19,211,000 (classified entirely as current). During the first nine months of 2007, we received payments of

$22,142,000 under the ECU earn-out and recognized gains related to changes in the fair value of the ECU earn-out of $1,929,000 (reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings). During 2006, we received payments of $127,858,000 under the ECU earn-out and recognized gains related to changes in its fair value of $28,721,000 (of which $27,720,000 was reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2006).
In March 2007, we received a payment of $8,418,000 under the 5CP earn-out related to the year ended December 31, 2006. During 2006, we received net payments of $3,856,000 under the 5CP earn-out related to the period from the closing of the transaction in June 2005 through December 31, 2005. Additionally, the final resolution during 2006 of adjustments for working capital balances at the closing date resulted in an increase to the carrying amount of the 5CP earn-out of $4,053,000. The carrying amount of the 5CP earn-out was as follows: September 30, 2007 — $20,828,000 (of which $8,799,000 was current), December 31, 2006 — $29,246,000 (of which $9,030,000 was current) and September 30, 2006 — $29,246,000 (of which $9,853,000 was current).
The fair value of the consideration received in connection with the sale of the Chemicals business, including past and anticipated future cash flows from the two earn-out agreements, is expected to exceed the net carrying value of the assets and liabilities sold. However, SFAS No. 5, “Accounting for Contingencies,” precludes the recognition of a contingent gain until realization is assured beyond a reasonable doubt. Accordingly, no gain was recognized on the Chemicals sale and the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128,167,000. Since changes in the carrying amount of the ECU earn-out were reported in continuing operations, any gain or loss on disposal of the Chemicals business will ultimately be recognized to the extent future cash receipts under the 5CP earn-out related to the remaining six-year performance period from January 1, 2007 to December 31, 2012 exceed or fall short of its $20,828,000 carrying amount.
We are potentially liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Based on our evaluation of possible cash receipts from the earn-outs, the likely range for the contingent payments to certain key former Chemicals employees is between $0 and approximately $5 million. As of September 30, 2007, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded.
Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.
There were no net sales or revenues from discontinued operations during the nine month periods ended September 30, 2007 or September 30, 2006. Pretax losses from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Pretax loss	$(14,216)	$(8,753)	$(17,780)	$(14,653)

As described in Note 19, we were named one of several defendants in a claim filed by the city of Modesto, California for alleged contamination from a dry cleaning compound, perchloroethylene, produced by several manufacturers, including our former Chemicals business. During the third quarter of 2007, we settled with the city and recorded an additional $14.1 million of pretax charges, including legal defense costs, in discontinued operations. The prior year’s third quarter includes pretax charges, including legal defense costs, of $8.4 million related to the same litigation that ultimately resulted in the settlement during the third quarter of 2007. The remaining losses primarily reflect charges related to other general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.
4. Earnings Per Share (EPS)
We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Weighted-average common shares outstanding	95,763	95,708	95,507	98,546
Dilutive effect of:
Stock options	1,692	1,510	2,021	1,691
Other	433	461	460	434

Weighted-average common shares outstanding, assuming dilution	97,888	97,679	97,988	100,671

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The numbers of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Antidilutive common stock equivalents	407	6	407	6
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
The effective tax rate from continuing operations was 30.4% for the three months ended September 30, 2007, down from the 31.0% rate during the same period of 2006. This decrease principally reflects a reduction in estimated income tax liabilities for prior years and the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007. Generally, this deduction, subject to certain limitations, is set to further increase to 9% in 2010 and thereafter.
The effective tax rate from continuing operations for the nine months ended September 30, 2007 was 31.5%, down from the 31.9% rate during the same period of 2006. This decrease principally reflects a reduction in estimated income tax liabilities for prior years and the scheduled increase in the deduction for certain domestic production activities, as described above.
6. Medium-term Investments
We had no medium-term investments as of September 30, 2007, December 31, 2006 or September 30, 2006.
Proceeds, gross realized gains and gross realized losses from sales and maturities of medium-term investments are summarized below (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Proceeds	$—	$—	$—	$175,140
Gross realized gains	$—	insignificant	$—	insignificant
Gross realized losses	$—	insignificant	$—	insignificant
There were no transfers from either the available-for-sale or held-to-maturity categories to the trading category during the nine months ended September 30, 2007 and 2006. There were no gross unrealized holding gains related to medium-term investments classified as held-to-maturity as of September 30, 2007 and 2006.
7. Derivative Instruments
We periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on commodity energy sources consistent with our risk management policies.
In connection with the sale of our Chemicals business, we entered into an earn-out agreement that required the purchaser, Basic Chemicals, to make payments capped at $150,000,000 based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. We did not designate the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value were recognized in current earnings. Further, pursuant to SAB Topic 5:Z:5, changes in fair value were recognized in continuing operations. During the three and nine month periods ended September 30, 2007, we recorded gains referable to the ECU earn-out of $0 and $1,929,000, respectively. During the three and nine month periods ended September 30, 2006, we recorded gains of $4,734,000 and $27,720,000, respectively. These gains are reflected in other income, net of other charges, in our accompanying Condensed Consolidated Statements of

Earnings. During the third quarter of 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap.
During the second and third quarter of 2007, we entered into thirteen forward starting interest rate swap agreements for a total notional amount of $1,225.0 million. The objective of these swap agreements is to hedge against the variability of future interest payments attributable to changes in interest rates on a portion of the anticipated fixed-rate debt issuance in 2007 to fund the cash portion of the acquisition of Florida Rock (see Note 20 for details). As of September 30, 2007, we had entered into five 5-year swap agreements with a blended swap rate of 5.27% on an aggregate notional amount of $500 million, six 10-year swap agreements with a blended swap rate of 5.59% on an aggregate notional amount of $600 million and two 30-year swap agreements with a blended swap rate of 5.83% on an aggregate notional amount of $125 million. Our actual interest cost will be based on these blended swap rates and credit spreads to which we are exposed. During the fourth quarter, we extended each of the thirteen outstanding swap agreements from their initial or previously extended termination date to reflect a new termination date of December 14, 2007.
Also during the fourth quarter, we entered into two additional forward starting interest rate swap agreements with termination dates of December 14, 2007 and a combined notional amount of $275.0 million, bringing the total notional amount for all of our swap agreements to $1.5 billion. The combined effect of entering into these new swap agreements and extending the remaining swap agreements to reflect a termination date of December 14, 2007, was to increase the blended swap rate on the 5-year swap agreements to 5.29%, increase the aggregate notional amount of the 10-year swap agreements to $750 million and reduce the related blended swap rate to 5.51%, and increase the aggregate notional amount of the 30-year swap agreements to $250 million and reduce the related blended swap rate to 5.58%.
We have designated these swap agreements as cash flow hedges pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). Accordingly, the fair values of the swaps are recorded as an asset or liability in the accompanying September 30, 2007 Condensed Consolidated Balance Sheet. To the extent these cash flow hedges are effective, changes in their fair value are recorded directly in shareholders’ equity, net of tax, as other comprehensive income or loss. Any ineffectiveness is recorded as a gain or loss in current earnings. On the date the swaps terminate, either by their terms or earlier if we choose to issue the aforementioned fixed rate debt prior to December 14, 2007, they will be settled in cash for their then fair value. The amounts, if any, accumulated in other comprehensive income when the swaps settle will be amortized into earnings as an adjustment to interest expense over the applicable term of the anticipated debt issuance.
At September 30, 2007, we recognized assets totaling $107,000 (included in other noncurrent assets), liabilities totaling $33,906,000 (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $19,114,000, net of tax of $12,783,000, in the accompanying September 30, 2007 Condensed Consolidated Balance Sheet related to these interest rate swap agreements. During the third quarter of 2007, we recognized a loss of $25,748,000 in other comprehensive income, net of tax of $17,220,000.
During the three and nine months ended September 30, 2007, we recognized a loss of $1,902,000 (included in other expense, net) due to hedge ineffectiveness. There was no impact to earnings due to hedge ineffectiveness during the three or nine months ended September 30, 2006.

8. Comprehensive Income
Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income (loss). Total comprehensive income comprises the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(As Adjusted -		(As Adjusted -
		See Note 2)		See Note 2)
Net earnings	$135,413	$135,687	$366,297	$356,406
Other comprehensive income (loss):
Fair value adjustments to cash flow hedges, net of tax	(25,606)	(20)	(18,902)	(20)
Amortization of pension and post-retirement plan actuarial loss and prior service cost, net of tax	390	—	1,452	—
Change in postretirement benefit obligation due to plan amendment	4,297	—	4,409	—

Total comprehensive income	$114,494	$135,667	$353,256	$356,386

9. Shareholders’ Equity
On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. There were 3,411,416 shares remaining under the purchase authorization as of September 30, 2007.
The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Shares purchased:
Number	—	2,238,939	44,123	6,746,261
Total cost (thousands)	$—	$169,039	$4,800	$521,941
Average cost	$—	$75.50	$108.78	$77.37

	Sept. 30	Dec. 31	Sept. 30
	2007	2006	2006
Shares in treasury at period end:
Number	44,114,418	45,098,644	45,281,302
Average cost	$29.29	$28.78	$28.69
All shares purchased in the nine months ended September 30, 2007 were purchased in the first quarter directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans. The number of shares purchased in the three and nine months ended September 30, 2006 includes 25,845 and 76,567 shares, respectively, purchased directly from employees for the aforementioned withholding requirements. The remaining shares were purchased in the open market.

10. Benefit Plans
The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
PENSION BENEFITS	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$5,173	$4,581	$15,517	$13,743
Interest cost	8,646	8,031	25,938	24,093
Expected return on plan assets	(11,608)	(10,993)	(34,822)	(32,979)
Amortization of prior service cost	189	267	567	801
Recognized actuarial loss	456	434	1,367	1,302

Net periodic benefit cost	$2,856	$2,320	$8,567	$6,960

	Three Months Ended		Nine Months Ended
	September 30		September 30
OTHER POSTRETIREMENT BENEFITS	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$908	$904	$3,175	$2,712
Interest cost	1,354	1,190	4,150	3,570
Amortization of prior service cost	(200)	(42)	(284)	(126)
Recognized actuarial loss	206	119	712	357

Net periodic benefit cost	$2,268	$2,171	$7,753	$6,513

The net periodic benefit costs for pension plans during the three and nine months ended September 30, 2007 include pretax reclassifications from other comprehensive income totaling $645,000 and $1,934,000, respectively. The net periodic benefit costs for postretirement plans during the three and nine months ended September 30, 2007 include pretax reclassifications from other comprehensive income totaling $6,000 and $428,000, respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs and actuarial losses. During the nine months ended September 30, 2007 and 2006, contributions of $1,262,000 and $1,112,000, respectively, were made to our pension plans.
Effective July 15, 2007, we amended our defined benefit pension plans and our defined contribution 401k plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and non-union hourly employees hired on or after July 15, 2007 are eligible for a single defined contribution 401k plan rather than both a defined benefit and a defined contribution plan. This amendment had no effect on our existing pension benefit obligation or 2007 net periodic benefit cost. Additionally, we amended our salaried postretirement healthcare coverage to increase the eligibility age, unless certain grandfathered provisions were met. This change reduced the postretirement plan benefit obligation by $7,170,000 and results in an estimated reduction to our 2007 net periodic benefit cost of $1,042,000.
11. Credit Facilities, Short-term Borrowings and Long-term Debt
Short-term borrowings are summarized as follows (in thousands of dollars):

	Sept 30	Dec. 31	Sept 30
	2007	2006	2006
Bank borrowings	$11,500	$2,500	$—
Commercial paper	136,275	196,400	236,750

Total short-term borrowings	$147,775	$198,900	$236,750

Short-term borrowings outstanding as of September 30, 2007 consisted of $11,500,000 of bank borrowings having maturities ranging from 1 to 29 days and interest rates ranging from 5.35% to

5.98% and $136,275,000 of commercial paper having maturities ranging from 1 to 9 days and interest rates ranging from 5.30% to 5.50%. We plan to reissue most, if not all, of these borrowings when they mature. These short-term borrowings are used for general corporate purposes, including working capital requirements.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $570,000,000 were maintained at September 30, 2007, of which $20,000,000 expires January 30, 2008 and $550,000,000 expires June 27, 2011. As of September 30, 2007, $11,500,000 of the lines of credit was drawn. Interest rates are determined at the time of borrowing based on current market conditions.
All our debt obligations, both short-term borrowings and long-term debt, are unsecured as of September 30, 2007.
Long-term debt is summarized as follows (in thousands of dollars):

	Sept. 30	Dec. 31	Sept. 30
	2007	2006	2006
6.00% 10-year notes issued 1999	$250,000	$250,000	$250,000
Private placement notes	48,967	49,335	81,554
Medium-term notes	21,000	21,000	21,000
Other notes	1,822	2,359	2,260

Total debt excluding short-term borrowings	$321,789	$322,694	$354,814
Less current maturities of long-term debt	562	630	32,547

Total long-term debt	$321,227	$322,064	$322,267

Estimated fair value of total long-term debt	$330,924	$332,611	$334,047

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization, as defined in our bank credit facility agreements, must be less than 60%. Our total debt as a percentage of total capital was 17.0% as of September 30, 2007; 20.6% as of December 31, 2006; and 23.5% as of September 30, 2006 (as adjusted — see Note 2).
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
We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the three and nine month periods ended September 30, we recognized operating costs related to FAS 143 as follows: 2007 — $4,633,000 and $13,853,000, respectively; and 2006 — $4,253,000 and $11,526,000, respectively. FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Balance at beginning of period	$112,474	$110,216	$114,829	$105,774
Liabilities incurred	2,061	—	2,245	1,021
Liabilities (settled)	(2,282)	(5,183)	(8,629)	(12,671)
Accretion expense	1,456	1,411	4,334	4,051
Revisions up (down)	3,214	5,091	4,144	13,360

Balance at end of period	$116,923	$111,535	$116,923	$111,535

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
Our standby letters of credit as of September 30, 2007 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims	$16,189	One year	Renewable annually
Payment surety required by utility	100	One year	Renewable annually
Contractual reclamation/restoration requirements	36,833	One year	Renewable annually
Total standby letters of credit	$53,122

14. Acquisitions
During the nine months ended September 30, 2007, we acquired the assets of the following facilities for cash payments totaling approximately $58,861,000 including acquisition costs and net of acquired cash:
— an aggregates production facility in Illinois

— an aggregates production facility in North Carolina
We have recorded the acquisitions above based on preliminary purchase price allocations which are subject to change.

15. Goodwill
Changes in the carrying amount of goodwill for the periods presented below are summarized as follows (in thousands of dollars):

Goodwill as of September 30, 2006	$625,076

Goodwill of acquired businesses	—
Purchase price allocation adjustments	(4,887)

Goodwill as of December 31, 2006	$620,189

Goodwill of acquired businesses*	30,016
Purchase price allocation adjustments	—

Goodwill as of September 30, 2007	$650,205

*	The goodwill of acquired businesses for 2007 relates to the acquisitions listed in Note 14 above. We are currently evaluating the final purchase price allocations; therefore, the goodwill amount is subject to change. When finalized, the goodwill from these 2007 acquisitions is expected to be fully deductible for income tax purposes.
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
17. Enterprise Data — Continuing Operations
Our Construction Materials business is organized in seven regional divisions that produce and sell aggregates and related products and services. All these divisions exhibit similar economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments. Accordingly, they have been aggregated into one reporting segment for financial statement purposes. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other private nonresidential facilities.
The majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Due to the sale of our Chemicals business as described in Note 3, we have one reportable segment, Construction Materials, which constitutes continuing operations.
Net sales by product are summarized below (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
NET SALES BY PRODUCT
Aggregates	$608.9	$580.9	$1,653.8	$1,610.4
Asphalt mix	161.4	155.4	384.2	366.8
Concrete	45.9	69.7	149.5	206.8
Other	28.7	42.3	95.4	114.3

Total	$844.9	$848.3	$2,282.9	$2,298.3

18. Supplemental Cash Flow Information
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (in thousands of dollars):

	2007	2006
Cash payments:
Interest (exclusive of amount capitalized)	$15,664	$19,678
Income taxes	145,013	172,126
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	26,340	16,540
Debt issued for purchases of property, plant and equipment	15	—
Proceeds receivable from exercise of stock options	16	676
Accrued liabilities for purchases of treasury stock	—	310
19. Other Commitments and Contingencies
We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K, which we believe are material to the development of such proceedings, are described below.
In November 1998, we were named one of several defendants in a claim filed by the city of Modesto in state court in San Francisco, California. The plaintiff sought to recover costs to investigate and clean up low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was divested in June 2005. The defendants named included other chemical and equipment manufacturers, distributors and dry cleaners. Several defendants settled with the plaintiffs prior to the first trial. The first trial began during the first quarter of 2006 and included municipal water well sites. On June 9, 2006, the jury returned a joint and several verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million, constituting the costs to filter two wells and pay for certain past investigation costs. On June 13, 2006, the jury returned separate punitive damages awards against three defendants, including $100 million against Vulcan. On August 1, 2006, the trial judge entered an order reducing the punitive damage verdict against Vulcan to $7.25 million and upholding the jury’s findings on compensatory damages.
As part of the first trial, the court on February 14, 2007, entered a Final Statement of Decision on the California Polanco Act ruling in favor of the city of Modesto and against Vulcan and other defendants on certain claims not submitted to the jury. The judge awarded additional joint and several damages of $480,000 against Vulcan and the other five defendants. In addition, the court ordered that the city of Modesto will be allowed to seek reimbursement from the defendants for future remediation costs at one of the four sites at issue, that the defendants must comply with cleanup orders issued by a state regulatory agency for that site, and that the plaintiffs will be entitled to recover attorney fees as a prevailing party.
The next jury trial phase of this lawsuit involves Modesto’s claims for soil and groundwater contamination at other locations in Modesto that were not part of the first trial. No municipal water wells are part of the second trial. The second trial has been set for January 28, 2008.
On October 12, 2007, we reached an agreement with the city of Modesto to resolve all claims against Vulcan, including the claims described above, for a sum of $20 million. The agreement provides for a release and dismissal of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. In order to be effective, the settlement must be approved by the Modesto City Council and by a San Francisco Superior Court judge. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. We recognized a pretax charge of $12.65 million during the third quarter of 2007 to increase our accrued liability, exclusive of legal costs, to $20 million related to the Modesto litigation as of September 30, 2007. Under the terms of the settlement agreement, the $20 million will be paid during the fourth quarter of 2007.
Although this agreement settles all claims against Vulcan by the city of Modesto related to this litigation, certain potential ancillary claims related to this matter remain unresolved. At this time, we cannot reasonably estimate a range of loss, if any, resulting from any such claims.
We believe the settlement damages, legal defense costs, and other potential claims are covered by our insurance policies in effect during the applicable periods, and we will pursue insurance recoveries for all losses in excess of deductible amounts.
In a related matter, during the second quarter of 2007, we reached an agreement with the city of Modesto to settle all claims that the city might have against us which result from a settlement made by the city with a co-defendant, McHenry Village, in which that defendant assigned its rights against Vulcan and others to the city. This settlement of $395,000 was paid during the third quarter of 2007.
In addition, on or about September 18, 2007, we were served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division). The underlying action was brought by the United States of America on behalf of the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of hazardous substances at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. We were not sued by the U.S. Government. We were sued by the original defendants as a third-party defendant in this action. To date we have not yet filed a responsive pleading and have undertaken no discovery in this matter.

We produced and marketed industrial sand from 1988 to 1994. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of October 1, 2007, the number of suits totaled 94 involving an aggregate of 560 plaintiffs. There are 51 pending suits with 494 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed until discovery issues are resolved. The balance of the suits have been brought in California, Florida, Louisiana and Mississippi. We are seeking dismissal of all suits on the grounds that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs, with no payments made in settlement.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved. As of September 30, 2007, we had recorded liabilities, including accrued legal costs, of $22,763,000 related to claims and litigation for which a loss was determined to be probable and reasonably estimable. For claims and litigation for which a loss was determined to be only reasonably possible, no liability was recorded. Furthermore, the potential range of such losses would not be material to our condensed consolidated financial statements. In addition, losses on certain claims and litigation may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.
20. Major Pending Acquisition
As noted in our most recent Annual Report on Form 10-K, on February 19, 2007 we signed a definitive agreement to acquire 100% of the stock of Florida Rock Industries, Inc. (Florida Rock), a leading producer of construction aggregates, cement, concrete and concrete products in the Southeast and Mid-Atlantic states, in exchange for cash and stock valued at approximately $4.6 billion based on the February 16, 2007 closing price of Vulcan common stock. Under the terms of the agreement, Vulcan shareholders will receive one share of common stock in a new holding company (whose subsidiaries will be legacy Vulcan Materials and legacy Florida Rock) for each Vulcan share. Florida Rock shareholders can elect to receive either 0.63 shares of the new holding company or $67.00 in cash for each Florida Rock share, subject to proration to ensure that in the aggregate 70% of Florida Rock shares will be converted into cash and 30% of Florida Rock shares will be converted into stock. We intend to finance the transaction with approximately $3.2 billion in debt and approximately $1.4 billion in stock based on the February 16, 2007 closing price of Vulcan common stock. We have secured a commitment for a $4.0 billion bridge facility from Bank of America, N.A., Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association. The transaction is intended to be non-taxable for Vulcan shareholders and nontaxable for Florida Rock shareholders to the extent they receive stock. The acquisition was unanimously approved by the Boards of Directors of each company, was approved by a majority of Florida Rock shareholders and is subject to regulatory approvals and customary closing conditions. The transaction is expected to close during the fourth quarter of 2007.

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
Forward-looking Statements
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business; our ability to manage and successfully integrate acquisitions; risks and uncertainties related to our proposed transaction with Florida Rock Industries, Inc. including the ability to close the transaction, successfully integrate the operations of Florida Rock and to achieve the anticipated cost savings and operational synergies following the closing of the proposed transaction with Florida Rock; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

RESULTS OF OPERATIONS
In the discussion that follows, continuing operations consist solely of Construction Materials. Discontinued operations, which consist of our former Chemicals business, are discussed separately. The comparative analysis is based on net sales and cost of goods sold, which exclude delivery revenues and costs, and is consistent with the basis on which management reviews results of operations.
Third Quarter 2007 as Compared with Third Quarter 2006
Third quarter 2007 net earnings were $135.4 million, or $1.38 per diluted share, as compared with the prior year’s third quarter net earnings of $135.7 million, or $1.39 per diluted share. Earnings from continuing operations were $1.47 per diluted share, as compared with the prior year’s $1.44 per diluted share. The prior year’s third quarter earnings include $0.03 per diluted share resulting from an increase in the carrying value of the ECU earn-out. Discontinued operations (Chemicals) reported a loss of $0.09 per diluted share for the quarter compared with a loss of $0.05 per diluted share in the prior year’s third quarter.
Continuing Operations:
Net sales in the third quarter of 2007 were $844.9 million, 0.4% below the prior year’s third quarter, as increased pricing in all major product lines substantially offset the effect of lower shipments. Aggregates pricing improved 12% from the prior year’s third quarter while asphalt and concrete pricing were up 8% and 4%, respectively. Aggregates volumes were 8% lower than in the prior year while asphalt and concrete volumes were down 5% and 37%, respectively.
Gross profit increased 2% from the prior year and as a percentage of net sales increased to 33% from 32% in the prior year despite lower shipments and production levels in all major product lines. Aggregates earnings increased from the prior year due to the aforementioned higher pricing, which more than offset lower shipments and higher costs. Aggregates costs were higher due mostly to the effects of lower production levels and increased costs for energy, parts and supplies. In response to lower demand, inventory levels in the current quarter were reduced from the previous quarter by lowering production levels. Asphalt earnings increased significantly from the prior year as higher asphalt pricing more than offset the earnings effect from lower volumes. Third quarter asphalt earnings also benefited from lower unit costs for liquid asphalt. Concrete earnings decreased from the prior year as lower concrete volumes offset the earnings effect of higher pricing.
Selling, administrative and general expenses of $66.4 million declined $1.4 million, or 2%, from the prior year’s third quarter due mostly to lower employee-related costs. The current quarter includes $1.2 million of expenses related to the pending acquisition of Florida Rock and a charge of $4.0 million for the fair value of land contributed to the Vulcan Materials Company Foundation. This contribution also resulted in a pretax gain of $2.7 million, which is reflected in gain on sale of property, plant and equipment, net.
Operating earnings were $214.3 million for the current quarter, an increase of $7.9 million compared with the prior year’s third quarter.
Other (expense) income, net was an expense of $1.6 million in the current quarter compared with income of $4.8 million in the prior year’s third quarter. The current quarter includes a loss of $1.9 million related to hedge ineffectiveness from our forward starting interest rate swap agreements (see Note 7 to the condensed consolidated financial statements for details). Other income in the prior year’s third quarter included a $4.7 million gain attributable to the increase in the carrying value of the ECU earn-out. There was no comparable gain in this year’s third quarter. During the third quarter of 2007, we received the final payment under the ECU earn-out.

Our effective tax rate from continuing operations was 30.4% for the third quarter of 2007, down from the 2006 rate of 31.0% for the comparable period. This decrease primarily results from a reduction in estimated income tax liabilities for prior years and the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007.
Earnings from continuing operations were $143.9 million for the current quarter, as compared with $140.9 million in the prior year’s third quarter.
Discontinued Operations:
We reported pretax losses from discontinued operations of $14.2 million during the third quarter of 2007 and $8.8 million during the third quarter of 2006. As described in Note 19 to the condensed consolidated financial statements, we were named one of several defendants in a claim filed by the city of Modesto, California for alleged contamination from a dry cleaning compound, perchloroethylene, produced by several manufacturers, including our former Chemicals business. During the third quarter of 2007, we settled with the city and recorded an additional $14.1 million of pretax charges, including legal defense costs, in discontinued operations. The prior year’s third quarter includes pretax charges, including legal defense costs, of $8.4 million related to the same litigation that ultimately resulted in the settlement during the third quarter of 2007. The remaining losses primarily reflect charges related to other general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.
Year-to-Date Comparisons as of September 30, 2007 and September 30, 2006
Net earnings were $366.3 million, or $3.74 per diluted share, for the first nine months of 2007 compared with $356.4 million, or $3.54 per diluted share, in the prior year. Earnings from continuing operations were $3.85 per diluted share compared with $3.63 in the prior year. Current year earnings include $0.25 per diluted share related to an after-tax gain on sale of real estate in California and $0.01 per diluted share related to an increase in the carrying value of the ECU earn-out. Prior year earnings include $0.15 per diluted share attributable to the sale of contractual rights to mine the Bellwood quarry, $0.17 per diluted share attributable to an increase in the carrying value of the ECU earn-out and $0.03 per diluted share referable to a change in accounting principle retrospectively applied (see Note 2 to the condensed consolidated financial statements under the FSP AUG AIR-1 caption for details). Discontinued operations (Chemicals) reported a loss of $0.11 per diluted share for the first nine months of 2007 compared with a loss of $0.09 per diluted share in 2006. The aforementioned product claim settlement contributed $0.09 to the year-to-date loss on discontinued operations.
Continuing Operations:
Net sales in the first nine months of 2007 were $2.3 billion, a decrease of less than 1% from the prior year’s level. Aggregates and asphalt net sales increased from the prior year. Aggregates pricing improved 14% while volumes were down 10%. Asphalt pricing improved 15% while volumes were down 9%. Concrete net sales decreased from the prior year as the volume decrease of 32% more than offset the 7% increase in pricing. The decreases in volumes were due primarily to the sharp decline in residential construction.
Gross profit in 2007 increased 5% from the prior year level. As a percentage of net sales, gross profit increased to 32% from 30% in the first nine months of 2006. Aggregates earnings increased primarily as a result of higher pricing. Asphalt earnings increased due to both higher pricing and lower cost for liquid asphalt. Concrete earnings declined from the prior year’s first nine months as lower volumes and higher costs for raw materials offset the earnings benefit from higher prices.
Selling, administrative and general expenses of $212.1 million increased $14.1 million, or 7%, from the prior year’s first nine months due mostly to higher employee-related costs, expenses associated with the pending acquisition of Florida Rock and the aforementioned charge related to the land contributed to the Vulcan Materials Company Foundation.
Gain on sale of property, plant and equipment of $56.8 million was $53.1 million higher than the first nine months of 2006 due mostly to the aforementioned sale of real estate in California during January 2007. The resulting pretax gain for this real estate was $43.8 million, net of transaction costs.
Other operating expense was $5.8 million in this year’s first nine months compared with other operating income of $23.1 million in the prior year. This $28.9 million decline resulted primarily from the $24.8 million pretax gain in the prior year from the aforementioned sale of contractual rights with no comparable gain in the current year.
Operating earnings were $568.7 million for the first nine months of 2007 compared with $523.5 million in the prior year, an increase of 9%.
Other (expense) income, net was an expense of $0.5 million in the current year’s first nine months compared with income of $27.7 million in the prior year. Gains attributable to increases in the carrying value of the ECU earn-out totaled $1.9 million in the current year compared with $27.7 million in the prior year. We expect no future gains from the ECU earn-out.
The effective tax rate from continuing operations was 31.5% for the nine months ended September 30, 2007, down from the 31.9% rate during the same period of 2006. This decrease primarily results from a reduction in estimated income tax liabilities for prior years and the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007.
Earnings from continuing operations of $376.9 million for the current year’s first nine months reflected an increase of $11.8 million from the prior year.
Discontinued Operations:
We reported pretax losses from discontinued operations of $17.8 million during the first nine months of 2007 and $14.7 million during the first nine months of 2006. In addition to the aforementioned litigation and settlement with the city of Modesto, California, these losses primarily reflect charges related to other general and product liability costs and environmental remediation costs associated with our former Chemicals businesses.

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
Cash Flows
Net cash provided by operating activities increased $57.7 million to $421.3 million during the nine months ended September 30, 2007 as compared with $363.6 million during the same period in 2006. Net earnings adjusted for noncash expenses related to depreciation, depletion, accretion and amortization increased $34.1 million when compared with the prior year. Comparative changes in working capital and other assets and liabilities contributed approximately $50.7 million to the increase in net cash provided by operating activities. Partially offsetting these favorable changes was a $28.3 million increase in net gains on sales of property, plant and equipment and contractual rights. While these gains increase net earnings, the associated cash received is appropriately presented as a component of investing activities.
Investing activities used $315.4 million in cash during the nine months ended September 30, 2007 as compared with $28.3 million cash provided during the same period in 2006. The $343.7 million increase in cash used for investing activities is principally due to a decrease in proceeds from sales and maturities of medium-term investments of $175.1 million, a decrease in proceeds received under the ECU and 5CP earn-out agreements from the sale of our Chemicals business of $111.4 million, an increase in purchases of property, plant and equipment of $52.3 million and an increase in payments for business acquisitions of $38.4 million. These investing cash uses were partially offset by a $30.4 million increase in the combined proceeds from sales of property, plant and equipment and contractual rights, primarily attributable to the sale of real estate in California during 2007.
Net cash used for financing activities decreased $468.3 million to $130.1 million during the nine months ended September 30, 2007 as compared with $598.4 million during 2006. Cash used to purchase our common stock decreased $516.8 million while dividends paid increased $22.5 million. These financing cash uses were partially offset by a $21.9 million increase in the combination of proceeds and excess tax benefits from the exercise of stock options.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled $365.8 million at September 30, 2007, an increase of $122.1 million from December 31, 2006 and an increase of $103.7 million from September 30, 2006. The increase over the December 31, 2006 balance is primarily due to increases in customer accounts receivable and inventory, and a decrease in short-term borrowings. The increase over the September 30, 2006 balance is primarily due to an increase in inventory and decreases in short-term borrowings and current maturities of long-term debt.

Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	Sept. 30	Dec. 31	Sept. 30
	2007	2006	2006
Short-term investments:
Cash equivalents	$23,731	$50,374	$54,699

Total short-term investments	$23,731	$50,374	$54,699

Short-term borrowings:
Bank borrowings	$11,500	$2,500	$—
Commercial paper	136.275	196,400	236,750

Total short-term borrowings	$147,775	$198,900	$236,750

Net short-term borrowings	$(124,044)	$(148,526)	$(182,051)

Short-term borrowings outstanding as of September 30, 2007 of $147.8 million consisted of $11.5 million of bank borrowings having maturities ranging from 1 to 29 days and interest rates ranging from 5.35% to 5.98% and $136.3 million of commercial paper having maturities ranging from 1 to 9 days and interest rates ranging from 5.30% to 5.50%. We plan to reissue most, if not all, of these borrowings when they mature. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $570.0 million were maintained at September 30, 2007, of which $20.0 million expires January 30, 2008 and $550.0 million expires June 27, 2011. As of September 30, 2007, $11.5 million of the lines of credit was drawn. Interest rates are determined at the time of borrowing based on current market conditions.
Closely following the February 19, 2007 announcement of our intention to acquire Florida Rock and the resulting financing requirements, Standard & Poor’s (S&P) lowered its credit ratings on our long-term debt and commercial paper and placed the ratings on credit watch with negative implications. On the same day, Moody’s Investors Service, Inc. (Moody’s) placed its ratings of our long-term debt and commercial paper under review for possible downgrade. As of September 30, 2007, our commercial paper was rated A-2 and P-1 by S&P and Moody’s, respectively.
Current Maturities
Current maturities of long-term debt are summarized below (in thousands of dollars):

	Sept. 30	Dec. 31	Sept. 30
	2007	2006	2006
Private placement notes	$—	$—	$32,000
Other notes	562	630	547

Total	$562	$630	$32,547

Maturity dates for our $0.6 million of current maturities as of September 30, 2007 are as follows: March 2008 — $0.3 million and various dates for the remaining $0.3 million. We expect to retire this debt using available cash or by issuing commercial paper.

Debt and Capital
The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	Sept. 30	Dec. 31	Sept. 30
	2007	2006	2006
Debt:
Current maturities of long-term debt	$562	$630	$32,547
Short-term borrowings	147,775	198,900	236,750
Long-term debt	321,227	322,064	322,267

Total debt	$469,564	$521,594	$591,564

Capital:
Total debt	$469,564	$521,594	$591,564
Shareholders’ equity *	2,299,668	2,010,899	1,922,938

Total capital	$2,769,232	$2,532,493	$2,514,502

Total debt as a percentage of total capital	17.0%	20.6%	23.5%

*	As adjusted for September 30, 2006. See Note 2 to the condensed consolidated financial statements.
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 60%. In the future, our total debt as a percentage of total capital will depend upon specific investment and financing decisions. Following the close of the transaction to acquire Florida Rock, we anticipate our total debt as a percentage of total capital to increase to approximately 51%. We intend to maintain an investment grade rating and expect our operating cash flows will enable us to reduce our total debt as a percentage of total capital to a target range of 35% to 40% within three years of close, in line with our historic capital structure targets. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.
As previously noted, closely following the announcement of our intention to acquire Florida Rock and the resulting financing requirements, S&P lowered its credit ratings on our long-term debt and commercial paper and placed the ratings on credit watch with negative implications. On the same day, Moody’s placed its ratings of our long-term debt and commercial paper under review for possible downgrade. As of September 30, 2007, S&P and Moody’s rated our public long-term debt at the A- and A1 levels, respectively.
Cash Contractual Obligations
Our obligation to make future payments under contracts is outlined in our most recent Annual Report on Form 10-K.
On January 1, 2007, we adopted FIN 48 as described in Note 2 to the condensed consolidated financial statements. As of January 1, 2007 and September 30, 2007, our total liabilities for unrecognized income tax benefits amounted to $11.8 million and $11.0 million, respectively. We do not believe that our adoption of FIN 48 has a material effect on the schedule of cash contractual obligations included in our most recent Annual Report on Form 10-K because we cannot make a reasonably reliable estimate of the amount and period of related future payments of our FIN 48 liabilities.

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
Our standby letters of credit as of September 30, 2007 are summarized in the table below (in thousands of dollars):

	Amount	Term	Maturity
Risk management requirement for insurance claims	$16,189	One year	Renewable annually
Payment surety required by utility	100	One year	Renewable annually
Contractual reclamation/restoration requirements	36,833	One year	Renewable annually
Total standby letters of credit	$53,122

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

INVESTOR ACCESS TO COMPANY FILINGS
We make available free of charge on our website, vulcanmaterials.com, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database, at sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, at no charge, by writing to:
Jerry F. Perkins Jr.
Secretary
Vulcan Materials Company
1200 Urban Center Drive
Birmingham, Alabama 35242

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we may utilize derivative financial instruments.
We are exposed to interest rate risk due to our various long-term debt instruments. Substantially all of this debt is at fixed rates; therefore, a decline in interest rates would result in an increase in the fair market value of the liability. At times, we use interest rate swap agreements to manage this risk. We had no interest rate swap agreements outstanding on existing long-term debt as of September 30, 2007, December 31, 2006 and September 30, 2006. During the second and third quarter of 2007, we entered into thirteen forward starting interest rate swap agreements for a total notional amount of $1,225.0 million. The objective of these swap agreements is to hedge against the variability of future interest payments attributable to changes in interest rates on a portion of the anticipated fixed-rate debt issuance in 2007 to fund the cash portion of the Florida Rock acquisition. As of September 30, 2007, we had entered into five 5-year swap agreements with a blended swap rate of 5.27% on an aggregate notional amount of $500 million, six 10-year swap agreements with a blended swap rate of 5.59% on an aggregate notional amount of $600 million and two 30-year swap agreements with a blended swap rate of 5.83% on an aggregate notional amount of $125 million. Our actual interest cost will be based on these blended swap rates and credit spreads to which we are exposed. Each swap agreement has been extended from its initial termination date to reflect a termination date of December 14, 2007. On the date the swaps terminate, either by their terms or earlier if we choose to issue the aforementioned fixed rate debt prior to December 14, 2007, they will be settled in cash for their then fair value.
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), at September 30, 2007, we recognized assets totaling $0.1 million (included in other noncurrent assets), liabilities totaling $33.9 million (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $19.1 million, net of tax of $12.8 million, in the accompanying September 30, 2007 Condensed Consolidated Balance Sheet related to these interest rate swap agreements. During the third quarter of 2007, we recognized a loss of $25.7 million in other comprehensive income, net of tax of $17.2 million. We are exposed to market risk for decreases in the LIBOR rate as a result of these swap agreements. A hypothetical decline in interest rates of 0.75% would result in a charge to other comprehensive income or loss, net of tax, of approximately $68.3 million. A hypothetical increase in interest rates of 0.75% would result in a credit to other comprehensive income or loss, net of tax, of approximately $61.8 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At September 30, 2007, the estimated fair market value of our long-term debt instruments including current maturities was $331.5 million as compared with a book value of $321.8 million. The effect of a hypothetical decline in interest rates of 1% would increase the fair market value of our liability by approximately $6.2 million.
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

Item 4. Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the third quarter of 2007.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006, and in Notes 19 to the condensed consolidated financial statements of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and March 31, 2007. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in those earlier disclosures remain outstanding.
In November 1998, we were named one of several defendants in a claim filed by the city of Modesto in state court in San Francisco, California. The plaintiff sought to recover costs to investigate and clean up low levels of soil and groundwater contamination in Modesto, including a small number of municipal water wells, from a dry cleaning compound, perchloroethylene. This product was produced by several manufacturers, including our former Chemicals business, which was divested in June 2005. The defendants named included other chemical and equipment manufacturers, distributors and dry cleaners. Several defendants settled with the plaintiffs prior to the first trial. The first trial began during the first quarter of 2006 and included municipal water well sites. On June 9, 2006, the jury returned a joint and several verdict against six defendants, including Vulcan, for compensatory damages of $3.1 million, constituting the costs to filter two wells and pay for certain past investigation costs. On June 13, 2006, the jury returned separate punitive damages awards against three defendants, including $100 million against Vulcan. On August 1, 2006, the trial judge entered an order reducing the punitive damage verdict against Vulcan to $7.25 million and upholding the jury’s findings on compensatory damages.
As part of the first trial, the court on February 14, 2007, entered a Final Statement of Decision on the California Polanco Act ruling in favor of the city of Modesto and against Vulcan and other defendants on certain claims not submitted to the jury. The judge awarded additional joint and several damages of $480,000 against Vulcan and the other five defendants. In addition, the court ordered that the city of Modesto will be allowed to seek reimbursement from the defendants for future remediation costs at one of the four sites at issue, that the defendants must comply with cleanup orders issued by a state regulatory agency for that site, and that the plaintiffs will be entitled to recover attorney fees as a prevailing party.
The next jury trial phase of this lawsuit involves Modesto’s claims for soil and groundwater contamination at other locations in Modesto that were not part of the first trial. No municipal water wells are part of the second trial. The second trial has been set for January 28, 2008.
On October 12, 2007, we reached an agreement with the city of Modesto to resolve all claims against Vulcan, including the claims described above, for a sum of $20 million. The agreement provides for a release and dismissal of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. In order to be effective, the settlement must be approved by the Modesto City Council and by a San Francisco

Superior Court judge. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. Under the terms of the settlement agreement, the $20 million will be paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered by our insurance policies in effect during the applicable periods, and we will pursue insurance recoveries for all losses in excess of deductible amounts.
Although this agreement settles all claims against Vulcan by the city of Modesto related to this litigation, certain potential ancillary claims related to this matter remain unresolved. At this time, we cannot reasonably estimate a range of loss, if any, resulting from any such claims.
In addition, on or about September 18, 2007, we were served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division). The underlying action was brought by the United States of America on behalf of the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of hazardous substances at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. We were not sued by the U.S. Government. We were sued by the original defendants as a third-party defendant in this action. To date we have not yet filed a responsive pleading and have undertaken no discovery in this matter.
We produced and marketed industrial sand from 1988 to 1994. Since July 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of October 1, 2007, the number of suits totaled 94 involving an aggregate of 560 plaintiffs. There are 51 pending suits with 494 plaintiffs filed in Texas. Those Texas cases are in a State MDL Court and are stayed until discovery issues are resolved. The balance of the suits have been brought in California, Florida, Louisiana and Mississippi. We are seeking dismissal of all suits on the grounds that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving almost 17,000 plaintiffs, with no payments made in settlement.
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
Date October 31, 2007

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer